Form 10-Q
period 1996-09-30
TECHNICAL MAINTENANCE CORP
filed 1997-04-15
CIK 894568

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

Commission File No.:  33-55254-47



                       TECHNICAL MAINTENANCE CORPORATION
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




         NEVADA                                       87-0485304
---------------------------------            -------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)                        Number)

  1800 E. SAHARA, SUITE 107
  LAS VEGAS, NEVADA  89104
----------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (702)-734-7557
Registrant's facsimile number, including area code (702)-734-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      (x) Yes     ( ) No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class               Outstanding as of December 13, 1996
------------------------------------  -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   12,909,000 SHARES

                 PART I - FINANCIAL INFORMATION



Item 1.Financial Statements


The accompanying unaudited financial statements, included as Exhibit I, have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


The Registrant's ongoing development of the Jukebox technology and its other intellectual property acquisitions provides it with several future opportunities for financial success. At this time, the Registrant has no operational history and must bear the financial risks inherent in any business in its start-up phase. The Registrant currently has no liquidity and no presently available capital resources, such as lines of credit, guarantees, etc. At this time the Registrant is considering obtaining financing from venture capitalists.



                   PART II - OTHER INFORMATION


Item 6.Exhibits


Annexed as Exhibit I are the Interim Financial Statements of the Registrant for the quarter ended September 30, 1996.

Exhibit (27) Financial Data Schedule

                           SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              TECHNICAL MAINTENANCE CORPORATION



Date:  December 16, 1996                Per:


                                     /s/Tony Mastronardi
                                    -------------------------------------------
                                    Tony Mastronardi,
                                    Chief Executive and Chief Financial Officer













                           EXHIBIT I






                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  INTERIM FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED
                       SEPTEMBER 30, 1996










                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDED
                              SEPTEMBER 30, 1996



                                   Contents


Notice to Reader                                               1

Interim Balance Sheet                                          2

Interim Statement of Stockholders' Equity                      3

Interim Statement of Loss                                      4

Notes to Interim Financial Statements                          5
















                    NOTICE TO READER



We have compiled the interim balance sheet of Technical Maintenance Corporation

(A Development Stage Company) as at September 30, 1996 and the interim statements of stockholders'  equity and loss for the quarter then ended from information provided by management.  We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.


PTACK SCHNARCH BASEVITZ


Chartered Accountants
Montreal,  Canada, December 13, 1996


                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                      INTERIM BALANCE SHEET
                    AS AT SEPTEMBER 30, 1996

               (Unaudited - See Notice to Reader)


                                                               $
----------------------------------------------------------------
                             ASSETS


Computer equipment, net (note 2)                          18,628

Software development costs, net (note 2)                 240,000

Patents, net (notes 2, 3)                                506,804
----------------------------------------------------------------

Total assets                                             765,432
----------------------------------------------------------------

                           LIABILITIES

Current
Accounts payable                                         756,188
----------------------------------------------------------------

Total liabilities                                        756,188
----------------------------------------------------------------

                      STOCKHOLDERS' EQUITY


Stockholders' equity
Class A common stock, $.001 par value
Authorized: 25,000,000 shares
Issued:  12,909,000 shares (note 3)                       12,909
Additional paid-in capital                             1,430,020
Accumulated deficit                                   (1,433,685)
----------------------------------------------------------------

Total stockholders' equity                                 9,244
----------------------------------------------------------------

Total liabilities and stockholders' equity               765,432
----------------------------------------------------------------






See notes to interim financial statements

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
            INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996

               (Unaudited - See Notice to Reader)



                        Class A             Additional  Accumulated      Total
                         Shares    Common      Paid-in      Deficit
                         Issued     Stock      Capital
                                        $            $           $           $
-------------------------------------------------------------------------------

Balances,
 July 1, 1996        12,909,000    12,909    1,430,020  (1,105,450)    337,479

Net loss                      -         -            -    (328,235)   (328,235)
-------------------------------------------------------------------------------

Balances,
 September 30, 1996  12,909,000    12,909    1,430,020  (1,433,685)      9,244
-------------------------------------------------------------------------------



























See notes to interim financial statements


                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    INTERIM STATEMENT OF LOSS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996

               (Unaudited - See Notice to Reader)
                                                                $
-----------------------------------------------------------------

Expenses
Research and development costs                            225,553
Professional fees                                          69,845
Office                                                        812
Amortization - computer equipment                           1,425
Amortization - software development costs                  18,000
Amortization - patents                                     12,600
-----------------------------------------------------------------
Net loss                                                  328,235
-----------------------------------------------------------------




























See notes to interim financial statements


                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996

               (Unaudited - See Notice to Reader)


Note 1 -Organization and Background

       Technical Maintenance Corporation (the Company) is a development stage company formed in 1990 which has not generated any revenue. The development of commercial products will require additional funds. There is no assurance that commercially successful products will be developed or that the Company will achieve profitable operations.


Note 2 -  Summary of Significant Accounting Policies

       a) Computer Equipment

          The computer equipment is recorded at cost and is amortized on the straight-line basis over its estimated useful life of 5 years.

       b) Software Development Costs

          Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs incurred after technical feasibility has been demonstrated and which meet recoverability tests are capitalized and amortized over the economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of those costs requires judgement by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life and changes in technology.

          Software development costs capitalized to date are being amortized on the straight-line basis over their estimated useful life of five years.

       c) Patents

          Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program distribution for telebroadcasting.

          The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic lives of 5 to 10 years.

       d) Currency of Measurement

          The currency of measurement used in the preparation of these financial statements is the U.S. dollar.
                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996

               (Unaudited - See Notice to Reader)





Note 3 -Stockholders' Equity

       The following shares have been reserved for issuance:

       a) 100,000 restricted Class A common shares in order to repay additional patent costs incurred in a previous quarter.

       b) 900,888 Class A common shares for the settlement of accounts payable totalling $477,470.

       c) 75,000 Class A common shares for a total consideration of $40,000 for professional services received.



Note 4 -  Statement of Cash Flows

       A statement of cash flows has not been presented as it would not provide any additional meaningful information not already disclosed in the interim financial statements.