Form 10-K
period 1996-12-31
TECHNICAL MAINTENANCE CORP
filed 1997-04-21
CIK 894568

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K





(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

     Commission File No. 33-55254-47

                       TECHNICAL MAINTENANCE CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         NEVADA                                       87-0485304
--------------------------------             -------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)                      Number)

  1800 E. SAHARA, SUITE 107
  LAS VEGAS, NEVADA  89104
----------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (702)-792-7405
Registrant's facsimile number, including area code (702)-734-7500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  CLASS A COMMON
                                                            STOCK (Par Value
                                                            $.001 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         (x) Yes    (  ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                     Outstanding as of December 31, 1996
------------------------------------    -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK         12,909,000 SHARES
                             PART I


ITEM 1.  Business

The Registrant was incorporated under the laws of Nevada on August 9, 1990. Prior to December 1994, the Registrant did not engage in any business activities. The Registrant is still in the development stage and has not generated any revenues.

On December 8, 1994, the Registrant acquired the exclusive rights to a patent-pending (PCT/FR94/01185) for a Digital Jukebox (the "Jukebox"). Since then, the Registrant's primary focus has been on the development of the Jukebox. The Registrant has an ongoing development agreement with Touchtunes Juke Box Inc., a Montreal-based Canadian corporation, to continue to enhance the features of the Jukebox.

During 1995, on behalf of the Registrant, Touchtunes Juke Box Inc. filed six additional PCT patent applications in order to reinforce the protection of the Jukebox technology. These additional PCT patent applications have been filed claiming the priority date of the prior PCT patent application of October 12, 1994. This claim has been accepted by the International Patent Office Organization. These six additional PCT patent applications have been filed under the numbers (FR95/01333, FR95/01334, FR95/01335, FR95/01336, FR95/01337,
FR95/01338).

During 1995, the Registrant acquired a computer operating system which is referred to as the "Real Time Modular Multi-Process Kernel". The procurement of this technology was deemed necessary by management since other currently available operating systems were not suitable to meet the processing needs of the Jukebox technology. It was estimated that the Registrant will save substantial licensing fees by purchasing the operating system instead of paying for the right to use it. The acquisition was financed by the issuance of stock to the vendor of the technology.

The Jukebox uses a proprietary software platform which is optimized to use computer languages to achieve high-speed sound reproduction and video animation. Overall, the Jukebox is a high- performance, high-tech, low maintenance invention that outperforms even the most advanced jukeboxes available in the industry today. The Jukebox has also been developed with the foresight that it will probably be used as the launchpad to the home version of a "Music on Demand" system.

The Registrant's current plan to exploit its Jukebox technology is to enter into long-term manufacturing agreements with several possible suppliers for production of the Jukebox units. Its marketing and distribution strategy will be aimed at penetrating the market through the jukebox operators. Responses to-date from jukebox operators have been favourable due to the technological advances contained in the Jukebox technology.


During 1996, the Registrant realized the following developmental advances of its Jukebox:

1) The development of more user friendly interface screens resulted in the filing of an additional patent application (FR 96/11677, priority date:
   September 25, 1996). The previous seven patent filings passed preliminary international examination and, according to the Registrant's patent attorney and confirmed by other legal opinions received, the possibilities of having these patents granted are extremely favourable in each country where they were filed.

2) In order to prepare for a pilot market test scheduled for early 1997 and to be able to accommodate a variety of telecommunications media at the time of production, the Registrant developed a communications protocol compatible with any communications network and any encryption methodology. Concurrently, the Registrant initiated negotiations with one of the largest telecommunications carriers in the U.S., MCI Communications, in order to finalize an agreement for conducting the market trial and a possible long-term relationship.

3) In preparation for the September 1996 AMOA trade show in Dallas, the Registrant constructed five prototype jukeboxes. Establishing a presence on the trade show floor allowed the Registrant to demonstrate their predominant technological position within the jukebox market.

During 1996, the Registrant realized the following contractual advancements with respect to its Jukebox:

1) In July 1996, the Registrant announced that it had acquired the first ever issued performing rights license for a music downloading jukebox. The Registrant was granted licenses from the ASCAP, BMI, and SESAC. These organizations' collective portfolios comprise nearly all of the world's copyrighted material.

2) During the latter part of 1996, the Registrant concluded contractual arrangements with Warner Brothers Records Inc., Capital Records Inc., Virgin Records America Inc., MCA Records Inc., and Polygram Group Distribution Inc., wherein the Registrant would be granted the right to use the sound recordings owned and controlled by these companies. To the Registrant's knowledge, it is the first company in the world to have negotiated these types of contractual arrangements with any record label company for a digital downloading, coin-operated sound re-production medium.

3) In December 1996, the Registrant concluded a contractual arrangement with Oraxium International Inc. ("Oraxium"), an independant third party. This agreement precludes Oraxium from competing with the Registrant in all territories where the Registrant has filed patents regarding its Jukebox technology. It also contains confidentiality provisions. This agreement is in effect for a five year period commencing January 1, 1997.

4) In December 1996, the Registrant concluded contractual arrangements with Mr. Pierre Martineau and Mr. Sylvain Duchesne. These parties are the principal software developers involved in the ongoing development of the Jukebox. These agreements preclude Mr. Martineau and Mr. Duchesne from competing with the Registrant in all territories where the Registrant has filed patents regarding its Jukebox technology. They also contain confidentiality provisions. These agreements are in effect for a five year period commencing January 1, 1997.

5) By the end of 1996, negotiations had commenced with Bose Corporation as a potential original equipment manufacturer for the Registrant's Jukebox. Further, negotiations are ongoing with Pioneer Electronics Corporation.

The Registrant also owns other intellectual properties which were acquired during 1995, and described in previous filings. To date, the Registrant has not expended any resources on the development of these properties, preferring to focus its attention of the development of the Jukebox. Management anticipates that until such time as commercial production of the Jukebox commences, it will not be developing these other properties. However, the Registrant followed all requirements to these other intellectual properties in order to keep the patent process current and up-to-date. This has led to the granting of certain additional patents. Further, other patent filings were conducted in order to extend coverage on an international basis.

ITEM 2  Properties

With the exception of the intellectual properties described in Item 1, the Registrant owns no properties. It leases an office located at 1800 E Sahara, Suite 107, Las Vegas, Nevada. The Registrant plans to open a fully staffed sales and marketing office, during 1997.

ITEM 3  Legal Proceedings

As of December 31, 1996, to the knowledge of the Registrant, its officers and directors, neither the Registrant nor any of its officers or directors, is a party to any material legal proceeding or litigation which would impact the operations of the Registrant.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted to the Registrant's security holders for a vote during the fiscal year ending December 31, 1996.


                                    PART II



ITEM 5  Market for Registrant's Common Equity and Related Stockholder's Matters

As of December 31, 1996, there were 467 stockholders of the Registrant's Class A common stock. The Registrant has not previously declared or paid any dividends on its Class A common stock and does not anticipate declaring any dividends in the foreseeable future. To the best of the Registrant's knowledge, over the past two years, there has been relatively little trading activity in the Registrant's Class A common stock.

ITEM 6  Selected Financial Data


                TECHNICAL MAINTENANCE CORPORATION
                      SUMMARY OF OPERATIONS
                          DECEMBER 1996


                             1996       1995      1994        1993      1992
                        ----------  ---------  --------   ---------   -------
Total assets            1,714,272    780,767    63,539           0         0
Revenues                        0          0         0           0         0
Operating expenses        991,970    785,063         0           0         0
Net earnings (loss)      (991,970)  (785,063)        0           0         0

Per Share Data
Earnings (loss)             (0.08)      (.07)        0           0         0

Average Class A common
Shares Outstanding     12,909,000 10,535,844 1,065,753   1,000,000 1,000,000

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

The Registrant's ongoing development of the Jukebox technology and its other intellectual property acquisitions provides it with several future opportunities for financial success. At this time, the Registrant has no operational history and must bear the financial risks inherent in any business in its start-up phase. The Registrant currently has no liquidity and no presently available capital resources, such as lines of credit, guarantees, etc. At this time the Registrant is negotiating for equity financing with venture capitalists.


ITEM 8  Financial Statements and Supplementary Data

Attached is Appendix A containing the following information:

  -  Independent Auditors' Reports
  -  Balance Sheet as at December 31, 1996 and 1995
  -  Income Statements for the two years ended December 31, 1996
  -  Statement of Cash Flows for the two years ended December 31, 1996
  -  Statement of Stockholders Equity for the two years ended December 31, 1996
  -  Notes to Financial Statements
  -  Independent Auditors' Reports on supplement schedules
  - Schedule V - Property, plant and equipment for the two years ended December 31, 1996
  - Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment for the two years ended December 31, 1996



ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant had appointed Armstrong, Gilmour and Associates, Certified Public Accountants to audit the Registrant's financial statements for the fiscal year ended December 31, 1995. Audited reports for the prior year ended December 31, 1994 were prepared by Perelson, Weiner, Certified Public Accountants. Management had no disagreement with Perelson Weiner on any accounting matter or financial disclosure. This change in accountants from Perelson Weiner was precipitated because the Registrant, being in a start-up phase, negotiated a fee with Armstrong, Gilmour and Associates which is more suitable to its current circumstances.


                            PART III


ITEM 10  Directors and Executive Officers of the Registrant

The following officers and directors were appointed to their positions with the
Registrant:

Name              Age    Position                   Since
---------------- ----    ------------------------   ----------------
Tony Mastronardi  36     President, Director        December 8, 1994
Guy Nathan        53     Secretary, Director        December 8, 1994
Tonino Lattanzi   45     Vice-president, Director   December 8, 1994

Tony Mastronardi:

Currently residing in Montreal, Canada, Mr. Mastronardi is a full-time employee of the Registrant. He is responsible for overseeing the operations of the Registrant, including the negotiation of agreements with manufacturers/distributors, approving new projects, and coordinating project research and development. From 1993 to 1996, he was active in the management and overseeing of Viatel Communications Inc., a Montreal-based cellular phone distributor. Mr. Mastronardi had also worked from 1984 to 1996 in Les Pavages Samacon Inc., a Montreal-based family-owned construction company. He completed his post-secondary school studies at Dawson College in 1981.

Guy Nathan:

Currently residing in France, Mr. Nathan is a recognized inventor having patented over 100 intellectual property inventions since 1965. From 1982 to
1986, he worked for Elf Aquitaine, a large multi-national corporation.   At the
time of his departure, he was the head of new technological developments. In 1992, he created the company, Societe FAAM in France, a manufacturer of batteries and electrical vehicles. Presently, he is a full-time employee with the Registrant. His role is to seek out opportunities for technological acquisitions, approve the technical specifications of new products and organize and staff project research and development. He is also the President of Techno Expres SA.


Tonino Lattanzi:

Currently residing in France, Mr. Lattanzi has been an active shareholder in several European corporations since 1975. In 1975, he created Bennes Expres, a French corporation specializing in industrial waste management and residential garbage collection. This company currently has over 250 employees. In 1989, he created a corporation in Italy called Neturba, which performs the same functions in Italy as Bennes Expres does in France. In 1989, he also created a French corporation called France Pression Expres, a company specializing in construction alteration, road repairs, etc. relating to cement structures. In 1992, he created along with Mr. Nathan, the corporation FAAM France. He is currently a director of this corporation, which specializes in the manufacture of batteries and electric vehicles. Mr. Lattanzi's business experience and financial contacts will play a major role in allowing Technical Maintenance Corporation to secure European financing for its projects.

ITEM 11  Executive Compensation

The Registrant has made no arrangements for the remuneration of its officers and directors, except that they are entitled to receive reimbursement for actual, demonstratable out-of-pocket expenses, including travel expenses, if any made on the Registrant's behalf in the carrying out of its business operations. No remuneration has been paid to the Registrant's officers and directors for the year ended December 31, 1996. No representation can be made as to the compensation or other remuneration, which may ultimately be paid to the Registrant's management. When the Registrant successfully secures financing, reasonable management remuneration packages will be created.


ITEM 12  Security Ownership of Certain Beneficial Owners and Management

On November 30, 1995, the Registrant amended a previous agreement with Techno Expres, SA, a corporation incorporated under the laws of France for the acquisition of certain patent interests. The Registrant had reserved 10,000,000 shares for issuance in contemplation of this transaction. The 10,000,000 shares were acquired by Techno Expres, SA for investment and were issued in December 1995. Techno Expres, SA is owned 33% each by Messrs. Tony Mastronardi, Guy Nathan and Tonino Lattanzi, the three directors of the Registrant. The Registrant claims an exemption from Section 5 of the Securities Act of 1933 by virtue of Section 4(2) thereof.

During December 1995, the Registrant also issued for investment, 100,000 shares to Albert Dutour, an independent third party, in consideration of $150,000; 275,000 shares to Oraxium International Inc., an independent third party in consideration for the extinguishment of $193,612 of indebtedness of the Registrant; 300,000 shares to Tonino Lattanzi, a director of Registrant, in consideration for operating money advanced to Registrant in the amount of $300,000; 234,000 shares to Touchtunes Jukebox Inc., for services rendered to Registrant having a value of $203,337, and for expenses incurred of $31,440. Touchtunes Jukebox Inc. is owned by Messrs. Tony Mastronardi, Guy Nathan and Tonino Lattanzi, the three directors of the Registrant. The aggregate of 909,000 shares were acquired for investment by the respective subscribers. Registrant claims an exemption from Section 5 of the Securities Act of 1933 by virtue of Section 4(2) thereof.

During 1996, the Registrant authorized the issue of 1,100,707 Class A common shares to Touchtunes Juke Box Inc. as consideration for services rendered to the Registrant having a value of $898,168. Tony Mastronardi, a director of the Registrant, is a principal shareholder of Touchtunes Juke Box Inc.. The 1,100,707 Class A common shares are reserved by the Registrant but have not been issued.

On September 25, 1996, the Registrant authorized the issuance of 75,000 Class A common shares to Giovanni D'Andrea, an independant third party, as consideration for services rendered to the Registrant having a value of $40,000. The 75,000 shares are reserved by the Registrant but have not been issued.

On December 20, 1996, the Registrant authorized the issuance of 400,000 Class A common shares to Oraxium International Inc., an independant third party, 50,000
Class A common shares to Pierre Martineau and 50,000 Class A common shares to
Sylvain Duchesne.  The issuance of the shares was authorized as consideration for these parties entering into confidentiality and non-competition agreements with the Registrant.  Mr. Martineau and Mr. Duchesne are the principal software developers involved in the ongoing development of the Jukebox.  The 500,000
Class A common shares are reserved by the Registrant but have not been issued.
The following table sets forth information regarding the beneficial stock ownership of the Registrant's executive officers and directors and each person known by the Registrant to own five percent or more of the outstanding shares of its Class A common stock on December 31, 1996.

Name and Address           Amount and Nature of        Percent
of Beneficial Owner        Beneficial Ownership        of Class
-----------------------    ---------------------       ------------
Tony Mastronardi
President, Director        10,000,000 shares  (1)            77.47%
4973, Felix Mclernan       230,495 shares     (2)             1.79%
Pierrefonds QC  H8Y 3L2


Guy Nathan
Secretary, Director        10,000,000  shares  (1)           77.47%
1, rue Jeanne D'Arc        230,495 shares      (2)            1.79%
91330
Yerres France


Tonino Lattanzi
Vice President, Director   300,000 shares                     2.32%
7, rue Leon Blum           10,000,000 shares   (1)           77.47%
Z.I. Des Glaises,          230,495 shares      (2)            1.79%
91120
Paliseau France


All officers and           300,000 shares                     2.32%
directors as a group       10,000,000 shares   (1)           77.47%
(three persons)            230,495 shares      (2)            1.79%



(1) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue Du Marche, 94140 Alfortville France, the record owner of 10,000,000 shares of the Registrant's Class A common stock.

(2) Messrs. Mastronardi, Nathan and Lattanzi are the shareholders of the capital stock of Touchtunes Juke Box Inc., a Canadian corporation with offices at 1, Place Commerce, suite 330, Verdun QC H3E 1A2, the record owner of 230,495 shares of the Registrant's Class A common stock. Their shares of Touchtunes Juke Box Inc. are held as follows:

     Tony Mastronardi                        50%
     Guy Nathan                              16.67%
     Tonino Lattanzi                         33.33%





ITEM 13  Certain Relationships and Related Transactions


No officer, director, nominee for election as a director or associate of such officer, director or nominee is or has been in debt to the Registrant during the last fiscal year.

                                    PART IV

ITEM 14  Exhibits, Financial Statements and Reports on Form 8-K

a) Financial Statements and Schedules:

   - The financial statements of Technical Maintenance Corporation as set forth in Item 8 and filed as part of this report
   -  Schedule V - Property, plant and equipment
   - Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment

  Financial statement schedules and other than those listed above have been omitted since they are either not required or the information is otherwise included.

b) Reports on Form 8-K.

   Form 8K for the month of January 1996.

c) Exhibits

   Exhibit (27) Financial Data Schedule

                        TECHNICAL MAINTENANCE
                             CORPORATION

                    (A Development Stage Company)

                         Financial Statements

                      December 31, 1996 and 1995


             (With Independent Auditors' Reports Thereon)







                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Technical Maintenance Corporation
   (A Development Stage Company):

We have audited the accompanying balance sheets of Technical Maintenance Corporation (A Development Stage Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technical Maintenance Corporation (A Development Stage Company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                   Armstrong Gilmour Accountancy Corporation

Walnut Creek, CA
March 28, 1997

                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                                Balance Sheets

                          December 31, 1996 and 1995

                                               1996          1995
                                         ----------     -----------
                Assets

Current assets:
 Cash                                    $      96               _
 Prepaid expenses                           21,306               _
                                         ----------     -----------

   Total current assets                     21,402               _
                                         ----------     -----------

Fixed assets:
 Computer equipment                         28,629          28,629
 Software                                  360,000         360,000
                                         ----------     -----------
                                           388,629         388,629
 Less accumulated depreciation            (149,452)        (71,726)
                                         ----------     -----------

   Net fixed assets                        239,177         316,903

Intangibles, net of accumulated          1,453,693         463,864
 amortization                            ----------     -----------

                                        $1,714,272         780,767
                                        ===========     ===========


 Liabilities and Stockholders' Equity
               (Deficit)

Current liabilities:
 Accounts payable                        $  94,415          32,940
 Accrued expenses                           45,930               _
 Accrued non-competition agreement
  obligations, including $800,000        1,000,000               _
  due to a stockholder
 Advances from stockholders                909,031          90,961
                                         ----------     -----------

     Total current liabilities            2,049,376        123,901
                                         ----------     -----------

Stockholders' equity (deficit):
 Class A common stock, $.001 par value
   Authorized: 25,000,000 shares
   Issued and outstanding: 12,909,000       12,909          12,909
 Additional paid-in capital              1,430,020       1,430,020
 Deficit accumulated during the         (1,778,033)       (786,063)
  development stage                     -----------     -----------

     Total stockholders' equity           (335,104)        656,866
     (deficit)                           ----------     -----------

                                         $1,714,272        780,767
                                        ===========     ===========

                See accompanying notes to financial statements.

                                      (1)

                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                           Statements of Operations

                 Years Ended December 31, 1996, 1995 and 1994

                                        1996        1995        1994
                                   ----------   ---------   ----------

Net sales                          $       _           _            _

Operating expenses:
 Research and development            246,430     148,306            _
 Professional and consulting fees    223,899     289,619            _
 Travel and transportation           116,126     147,559            _
 Management fees                      85,847      37,762            _
 Selling and promotional expenses     65,681           _            _
 Office expenses                      40,165      20,856            _
 Rent                                 24,579      26,185            _
 Depreciation                         77,726      71,726            _
 Amortization                        111,517      43,050            _
                                   ----------   ---------   ----------

     Net loss                      $(991,970)   (785,063)           _
                                   ==========   =========   ==========

Net loss per share                 $   (0.08)      (0.07)           _
                                   ==========   =========   ==========

Number of shares used to compute
net loss per share                12,909,000  10,535,844    1,065,758
                                  =========== =========== ============


                 Statements of Stockholders' Equity (Deficit)

                 Years Ended December 31, 1996, 1995 and 1994

                          Class A       Additional
                        Common Stock     Paid-in  Accumulated
                      Shares     Amount  Capital     Deficit      Total
                    ---------  --------  --------  -----------   ----------

Balances,           1,000,000  $  1,000         _     (1,000)           _
 January 1, 1994

 Issuance of        1,000,000     1,000    62,539          _        63,539
  common stock      ---------  --------  --------  -----------   ----------



Balances,           2,000,000     2,000    62,539     (1,000)       63,539
 December 31, 1994

 Issuance of       10,909,000    10,909 1,367,481          _     1,378,390
  common stock

 Net loss                 _          _        _     (785,063)     (785,063)
                    ---------  --------  --------  -----------   ----------

Balances,           12,909,000   12,909 1,430,020   (786,063)      656,866
 December 31, 1995

 Net loss                 _           _       _     (991,970)     (991,970)
                    ---------  --------  --------  -----------   ----------


Balances,           12,909,000 $ 12,909 1,430,020 (1,778,033)     (335,104)
 December 31, 1996  ========== ======== ========= ============  ===========


                See accompanying notes to financial statements.

                                      (2)

                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                           Statements of Cash Flows

                       December 31, 1996, 1995 and 1994

                                         1996       1995       1994
                                    -----------  ---------  --------

Cash flows from operating
activities:
Net loss                            $ (991,970)  (785,063)       _
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation and amortization      189,243     114,776        _
   Write-off of software                    _      27,996        _
    development costs
   Changes in assets and
    liabilities:
    Prepaid expenses                  (21,306)          _        _
    Accounts payable                   61,475      32,940        _
    Accrued expenses                   45,930           _        _
                                    -----------  ---------  --------
   Net cash used by operations        (716,628)  (609,351)       _
                                    -----------  ---------  --------

Cash flows from investing
activities:
 Increase in costs of intangibles     (101,346)         _        _
 Purchase of software                       _    (110,447)       _
                                    -----------  ---------  --------

   Net cash used by investing         (101,346)  (110,447)       _
    activities                      -----------  ---------  --------


Cash flows from financing
activities:
 Advances from stockholders           818,070     569,798        _
 Proceeds from sale of common               _     150,000        _
  stock                             -----------  ---------  --------

   Net cash provided by financing     818,070     719,798        _
    activities                      -----------  ---------  --------

        Net increase in cash               96           _        _

Cash at beginning of year                   _           _        _
                                    -----------  ---------  --------

Cash at end of year                 $      96           _        _
                                    ===========  =========  ========

Supplemental cash flow information:
 Interest paid                      $       _           _        _
                                    ===========  =========  ========

 Income taxes paid                  $       _           _        _
                                    ===========  =========  ========

    Noncash investing and financing
     activities:
    The following were exchanged
     for common stock:
       Patents                      $       _     500,000    6,914
       Software                             _     193,612   56,625
       Advances from stockholders           _     534,778        _
                                    -----------  ---------  --------
                                    $       _    1,228,390  63,539
                                    ===========  =========  ========
        Accrual of non-competition  $ 1,000,000         _        _
         agreement                  ===========  =========  ========


                See accompanying notes to financial statements.

                                      (3)

                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                         Notes to Financial Statements

                 Years Ended December 31, 1996, 1995 and 1994


1) The Company and Its Summary of Significant Accounting Policies

   Nature of Operations

   Technical Maintenance Corporation (the Company) is a development stage company, which has not generated any revenue since it commenced operations in 1994. The Company's primary efforts have been directed at the development of a digital jukebox, which will utilize digital audio transfer technology to distribute music titles through a proprietary distribution network. The development of the Company's commercial products will require additional funds. There is no assurance that commercially successful products will be developed or that the Company will achieve profitable operations.

   The Company has no employees and operating expenses have been funded by stockholder advances. Substantially all of the developmental activities are conducted through a Canadian corporate stockholder, Touchtunes Jukebox, Inc. Touchtunes Jukebox, Inc. charges the Company for costs incurred plus the equivalent to a 15% management fee.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Fixed Assets

   Fixed assets consist of computer equipment and purchased software which are stated at cost. Depreciation commenced in 1995 and is provided on a straight-line basis over estimated useful lives of 5 years.

   Intangibles

   (i)   Software Development Costs

      Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs, incurred after technical feasibility has been demonstrated and which meet recoverability tests, are capitalized and amortized over the economic life of the product. The establishment of technical feasibility and the ongoing assessment of recoverability of those costs requires judgment by management with respect to certain external factors, including but not limited to anticipated future gross revenue, estimated economic life and changes in technology. No internal software development costs have been capitalized as of December 31, 1996.




                                                                    (Continued)

                                      (4)

                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                         Notes to Financial Statements



(1)The Company and Its Summary of Significant Accounting Policies, continued

   (ii) Patents

       Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program distribution for telebroadcasting. Patents contributed by stockholders in exchange for stock are valued at the stockholder's cost, which was approximately $507,000.

       The patents and related intellectual property are amortized on a straight-line basis over their estimated economic lives of 5 years. Amortization commenced in 1995.

   (iii)  Non-Competition Agreements

       The Company has non-competition agreements with the provider of computer operating systems and several system programmers who assisted in the development of the system. The agreements are effective January 1, 1997 and cover the succeeding five years. The costs will be amortized on a straight line basis over the five-year life of the agreements.

   Income Taxes

   The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using currently enacted tax rates and laws.

   Net Loss Per Share

   Net loss per share is computed using the weighted-average number of shares of common stock outstanding.

   Reclassification

   Certain 1995 balances have been reclassified to conform to the 1996 presentation.















                                                                    (Continued)

                                      (5)

2) Intangibles

   Intangible assets  consist of the following at December 31:

                                             1996        1995
                                       ------------   ----------

         Patents                        $  608,260      506,914
         Non-competition agreements      1,000,000           _
                                       ------------   ----------

                                         1,608,260      506,914
         Less accumulated amortization    (154,567)     (43,050)
                                       ------------   ----------
                                       $ 1,453,693      463,864
                                       ============   ==========












































                                                                    (Continued)

                                      (5)

                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                         Notes to Financial Statements




3) Income Taxes

   No provision for income taxes is included in the financial statements because the Company has had continuous losses and there is no assurance that there will be future taxable income toward which the current loss carryforward might offset.

   Accordingly, the Company has a potential deferred tax asset of approximately $602,000 (based on the 34% Federal tax rate) which results from a net operating loss carryforward of $1,771,000, which will expire through the year 2011. However, a valuation reserve has been established against the deferred tax asset since the utilization of the carryforward is not assured.

   The Company incorporated in the state of Nevada, which has no state income tax.


4) Related Party Transactions

   Following are transactions that occurred between the Company and its stockholders:

   Non-Competition Agreement

   On December 20, 1996, the Company entered into a five year non-competition agreement with Oraxium International, Inc., which is a stockholder and the supplier of the Company's computer operating system. The agreement takes effect January 1, 1997 and provides for $800,000 of consideration. The Board of Directors has authorized the issuance of 400,000 shares of restricted Class A common stock which it valued at $2 per share. At March 28, 1997, the shares had not been issued and the obligation is reflected as a liability on the balance sheet.

   Purchases

   In 1995, the Company purchased a computer operating system from Oraxium International, Inc. for $360,000, which was paid through the issuance of 275,000 shares of common stock valued at $193,612. The balance of the purchase price was paid in cash.

   In 1995, the Company exchanged 10,000,000 shares of its common stock for patents from its controlling shareholder, Techno Expres S.A.. The patents were recorded at $500,000 which approximated Techno Expres' cost.









                                                                    (Continued)

                                     (6)
                       TECHNICAL MAINTENANCE CORPORATION
                         (A Development Stage Company)

                         Notes to Financial Statements




4) Related Party Transactions, continued

   Expenses

   Touchtunes Jukebox, Inc., a stockholder, charged the Company approximately $647,000 in 1996 and $318,000 in 1995 for research and development and operating expense reimbursements. Included in the reimbursements were fees to Touchtunes of $85,847 in 1996 and $38,762 in 1995 as a 15% mark-up on actual costs.

   In 1995, Mr. Tonino Lattanzi, a stockholder and member of the Board of Directors, received $62,000 in fees and was reimbursed $125,000 in professional fees and $113,000 in travel and promotional expenses. Mr. Lattanzi received 300,000 shares of common stock as consideration for the fees and expenses.

   In 1995, $59,000 of consulting fees were paid to Oraxium International, Inc., a stockholder of the Company.

   Amounts Owed to Stockholders

   At December 31, 1996 and 1995, the Company owed Touchtunes Jukebox, Inc., a stockholder, $908,031 and $87,861, respectively, for expense advances. The advances are non-interest bearing and due on demand. In 1996, the Board of Directors approved the issuance of 1,100,707 shares of common stock in payment of $898,168 of advances from Touchtunes Jukebox, Inc. The shares have not been issued as of March 28, 1997 and the amount continues to carried as an advance from stockholder in the balance sheet. In 1995, Touchtunes received 234,000 shares of common stock, valued at $234,000, as a partial settlement of the then outstanding balance of advances.

   Other stockholders had advances to the Company of $1,000 and $3,100 at December 31, 1996 and 1995, respectively.

   Included in accrued non-competition agreement obligations at December 31, 1996 is an $800,000 obligation to Oraxium International, Inc.


5) Common Stock

   In late 1996, the Board of Directors approved the issuance of 1,675,707 Class A common stock to vendors and stockholders as consideration for obligations totaling $1,938,168. None of the shares were actually issued in 1996 and the obligations continued to be reported as liabilities in the balance sheet. Had the shares been issued when approved, the stockholders' equity would have been increased by $1,938,168. Because the Board's actions occurred in late 1996, the effect on loss per share, based on weighted-average shares outstanding, was insignificant.






                                     (7)












                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

              SUPPLEMENTAL SCHEDULES TO THE FINANCIAL STATEMENTS




The Board of Directors
Technical Maintenance Corporation
(A Development Stage Company):


The audits referred to in our report dated March 28, 1997, included the related financial statements schedules for each of the years in the two-year period ended December 31, 1996, included in this Form 10-K. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, based on our audits, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                   Armstrong Gilmour Accountancy Corporation

Walnut Creek, CA
March 28, 1997

                           SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNICAL MAINTENANCE CORPORATION



Date:  March 31, 1997

                                Per:    /s/Tony Mastronardi
                                        ----------------------------------
                                        Tony Mastronardi
                                        President, Chief Financial Officer
                                        and Director




                                Per:    /s/Guy Nathan
                                        ----------------------------------
                                        Guy Nathan
                                        Secretary and Director