Form 10-Q
period 1997-03-31
TECHNICAL MAINTENANCE CORP
filed 1997-05-29
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission File No.:  33-55254-47



                TECHNICAL MAINTENANCE CORPORATION
---------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)




         NEVADA                                      87-0485304
------------------------------              --------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)                      Number)

1800 E. SAHARA, SUITE 107
LAS VEGAS, NEVADA  89104
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                                     Outstanding as of  May 13, 1997
-------------------------------------------    --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                         12,909,000 SHARES
$.001 PAR VALUE SERIES  A  PREFERRED STOCK                          100 SHARES



                 PART I - FINANCIAL INFORMATION



Item 1.Financial Statements


The accompanying unaudited financial statements, included as Exhibit I, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's ongoing development of the Digital Jukebox and its other intellectual property acquisitions provide it with several future opportunities for financial success. To date, the Company's financial resources have been used to fund this development as well as professional costs relating to patent applications in connection with the Digital Jukebox and other fees. The Company has generated no revenue to date and none is expected until it concludes the start-up phase for the Digital Jukebox, which is anticipated in approximately one year.



                   PART II - OTHER INFORMATION


Item 6.Exhibits


Annexed as Exhibit I are the Interim Financial Statements of the Registrant for the Quarter ended March 31, 1997.

Exhibit 27 - Financial Data Schedule

                               NOTICE TO READER

We have compiled the interim balance sheet of Technical Maintenance Corporation (A Development Stage Company) as at March 31, 1997 and the interim statements of stockholders' deficiency and loss for the quarter then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

PTACK SCHNARCH BASEVITZ

Chartered Accountants
Montreal, Canada, May 12, 1997


                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                             INTERIM BALANCE SHEET
                             AS AT MARCH 31, 1997

                      (Unaudited - See Notice to Reader)
                                                                         $
------------------------------------------------------------ --------------
                                    ASSETS

Computer equipment, net (note 2)                                    15,747

Software development costs, net (note 2)                           204,000

Intangibles, net (note 2)                                        1,505,189

Investment in affiliated company (note 3)                              583
------------------------------------------------------------ --------------

Total assets                                                     1,725,519
------------------------------------------------------------ --------------

                                  LIABILITIES

Current
Accounts payable                                                 1,130,577
Advances from stockholders                                         899,168
Advances from affiliated company                                   446,123
------------------------------------------------------------ --------------

Total liabilities                                                2,475,868
------------------------------------------------------------ --------------

                           STOCKHOLDERS' DEFICIENCY


Capital stock (note 4)                                              12,909
Additional paid-in capital                                       1,430,170
Accumulated deficit                                             (2,193,428)
------------------------------------------------------------ --------------

Total stockholders' deficiency                                    (750,349)
------------------------------------------------------------ --------------

Total liabilities and stockholders' deficiency                   1,725,519
------------------------------------------------------------ --------------









See notes to interim financial statements


                                                  TECHNICAL MAINTENANCE CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                 FOR THE QUARTER ENDED MARCH 31, 1997

                                                  (Unaudited - See Notice to Reader)


                                            Class A    Series A      Class A    Series A  Additional  Accumulated         Total
                                             Common   Preferred       Common   Preferred     Paid-in      Deficit
                                              Stock       Stock        Stock       Stock     Capital
                                                                                  Issued      Issued
                                                                           $           $           $            $             $
---------------------------------------  -----------  ----------  -----------  ---------- ----------- ------------  ------------

Balances, January 1, 1997                12,909,000           -       12,909           -   1,430,020   (1,778,033)     (335,104)

Issuance of shares (note 4 (c))                   -         100            -           -         150            -           150

Net loss                                          -           -            -           -           -     (415,395)     (415,395)
---------------------------------------  -----------  ----------  -----------  ---------- ----------- ------------  ------------

Balances, March 31, 1997                 12,909,000         100       12,909           -   1,430,170   (2,193,428)     (750,349)
---------------------------------------  -----------  ----------  -----------  ---------- ----------- ------------  ------------
















See notes to interim financial statements


                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           INTERIM STATEMENT OF LOSS
                     FOR THE QUARTER ENDED MARCH 31, 1997

                      (Unaudited - See Notice to Reader)

                                                                        $
-------------------------------------------------------------  -----------
Expenses

Research and development costs                                     74,033
Professional fees                                                 155,698
Management fees                                                    14,078
Rent                                                                6,147
Travel and transportation                                          28,640
Selling and promotional                                            18,526
Office                                                             18,430
Amortization - computer equipment                                   1,430
Amortization - software development costs                          18,000
Amortization - patents                                             30,413
Amortization - non-competition agreements                          50,000
-------------------------------------------------------------  -----------

Net loss                                                          415,395
-------------------------------------------------------------  -----------



























See notes to interim financial statements

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 1997

                      (Unaudited - See Notice to Reader)




Note 1 -    Organization and Background

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




Note 2 -    Summary of Significant Accounting Policies

               a) Computer Equipment

                  The computer equipment is recorded at cost and is amortized on the straight-line basis over its estimated economic life of 5 years.

               b) Software Development Costs

                  Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs incurred after technical feasibility has been demonstrated and which meet recoverability tests are capitalized and amortized over the economic life of the product. The establishment of technological feasibility and the ongoing assessment of recoverability of those costs requires judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenue, estimated economic life and changes in technology.

                  Software development costs capitalized to date are being amortized on the straight-line basis over their estimated economic life of five years.

               c) Intangibles

               i) Patents

                  Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program distribution for telebroadcasting.

                  The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic lives of 5 years.

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 1997

                      (Unaudited - See Notice to Reader)


               c) Intangibles - cont'd.

               ii)  Non-Competition Agreements

                  The Company has non-competition agreements with the provider of computer systems and several system programmers who assisted in the development of the system. The cost of these agreements will be amortized over the five year term of the contract.

               d) Currency of Measurement

                  The currency of measurement used in the preparation of these financial statements is the U.S. dollar.


Note 3 -    Investment in Affiliated Company

               This amount represents a non-controlling interest in Touchtunes Digital Jukebox Inc., a Canadian Corporation.


Note 4 -    Stockholders' Equity

               a) The capital stock of the Company is comprised of the
                  following:

                                                                        $
   -------------------------------------------------------------- --------
                  Class A Common Stock, $.001 par value
                  Authorized:  35,000,000 shares
                  Issued:  12,909,000 shares                       12,909

                  Series A Preferred Stock, $.001 par value
                  Authorized:  10,000,000 shares
                  Issued:  100 shares (note 4(c))                       -
   -------------------------------------------------------------- --------

                                                                   12,909
   -------------------------------------------------------------- --------

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 1997

                      (Unaudited - See Notice to Reader)

Note 4 -    Stockholders' Equity - cont'd.

               b) During the quarter, the Company amended its articles of incorporation to revise its authorized share structure for the creation of 10 million Series A Preferred Stock and to increase the authorized amount of Class A Common Stock from 25 million to 35 million shares.

                  The Series A Preferred Stock each have a par value of one tenth of one cent ($.001), are voting, participating and are convertible into Class A Common Stock as specified in the revised articles of incorporation.

                  The Class A Common Stock remains voting, having a par value of one tenth of one cent ($.001).

                  Both classes of authorized shares are entitled to receive dividends on a share per share basis, without having any distinction as to classes. For the purposes of dividend distributions, the Series A Preferred Stock are to be calculated on an as-if-converted to Class A Common Stock basis.

               c) The Company issued 100 Series A Preferred Stock for a total consideration of $150.

                  As a result of this share issuance and pursuant to the Company's articles of incorporation, the Company must reserve an equivalent amount of Class A Common Stock in treasury in order to meet any conversion requirements (as described above) of the issued Series A Preferred Stock.

               d) The Company has reserved for issuance 575,000 Class A Common
                  Stock in order to repay accounts payable totalling
                  $1,040,000.

               e) The Company has reserved for issuance 1,100,707 Class A
                  Common Stock in order to repay advances from stockholders totalling $898,168.

               f) The Company has restricted 2,000,000 shares of the authorized
                  Class A common stock for issuance to third-party investors upon the occurrence of certain events.

Note 5 -    Related Party Transactions

               Touchtunes Digital Jukebox Inc. charged the Company approximately $296,000 for research and development and operating expense reimbursements. Included in the reimbursements were management fees paid to Touchtunes Digital Jukebox Inc. of approximately $14,000.

Note 6 -    Statement of Cash Flows

               Statement of cash flows has not been presented as it would not provide any additional meaningful information not already disclosed in the interim financial statements.

                           SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              TECHNICAL MAINTENANCE CORPORATION



Date:  May 13, 1997           Per:  /s/Tony Mastronardi
                                    ------------------------------------------
                                    Tony Mastronardi,
                                    Chief Executive and Chief Financial Officer