Form 10-Q
period 1997-06-30
TECHNICAL MAINTENANCE CORP
filed 1997-08-19
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Registrant's telephone number, including area code (702)-734-7557
                                                   ----------------
Registrant's facsimile number, including area code (702)-734-7500
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      (x) Yes     ( ) No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Class                                  Outstanding as of  Aug. 13, 1997
------------------------------------       ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  14,584,707 SHARES
$.001 PAR VALUE SERIES  A  PREFERRED STOCK                   100 SHARES

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements, included as Exhibit I, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's ongoing development of the Digital Jukebox and its other intellectual property acquisitions provide it with several future opportunities for financial success. To date, the Company's financial resources have been used to fund this development as well as professional costs relating to patent
applications in connection with the Digital Jukebox and other fees.   The
Company has generated no revenue to date and none is expected until it concludes the start-up phase for the Digital Jukebox which is anticipated in approximately 6 months.

Management is not aware of any factors or attributes relating to the Company's business that have caused, or in the future are reasonably likely to cause, any seasonality which would have a material effect on the Company's financial condition or results of operations.


The Company's affiliated company, Touchtunes Digital Jukebox Inc. ("Touchtunes"), which conducts the development operations on behalf of the Company has received $4,000,000 CDN for the further development and promotion of the Digital Jukebox. By virtue of the agreement entered into between the Company and Touchtunes relative to work to be rendered by Touchtunes in connection with the Digital Jukebox, the Company should have sufficient capital resources necessary in order to conclude the financing of its start-up activities. In order to commence full scale commercial operations, management estimates that an additional $24,000,000 U.S. capital will be required. It is anticipated that a combination of equity and debt financing will be arranged by the Company.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits

Annexed as Exhibit I are the Interim Financial Statements of the Registrant for the Quarter ended June 30, 1997.

EXHIBIT (27) Financial Data Schedule






                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              TECHNICAL MAINTENANCE CORPORATION



Date:  August 14, 1997   Per:  /s/Tony Mastronardi
                              -------------------------------------------
                              Tony Mastronardi,
                              Chief Executive and Chief Financial Officer











                                   EXHIBIT I

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         INTERIM FINANCIAL STATEMENTS

                             FOR THE QUARTER ENDED
                                 JUNE 30, 1997












                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         INTERIM FINANCIAL STATEMENTS

                             FOR THE QUARTER ENDED
                                 JUNE 30, 1997



                                   Contents




Interim Balance Sheet                                                         1

Interim Statement of Stockholders' Equity                                     2

Interim Statement of Loss                                                     3

Interim Statement of Cash Flows                                               4

Notes to Interim Financial Statements                                         5


                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                             INTERIM BALANCE SHEET
                              AS AT JUNE 30, 1997

                                  (Unaudited)

                                                                         $
---------------------------------------------------------------------------
                                    ASSETS

Current
Cash                                                                   795

Computer equipment, net (note 2)                                    14,317

Software development costs, net (note 2)                           186,000

Intangibles, net (note 2)                                        1,424,776

Investment in affiliated company (note 3)                              583
---------------------------------------------------------------------------

Total assets                                                     1,626,471
---------------------------------------------------------------------------

                                  LIABILITIES

Current
Accounts payable                                                   121,505
Advances from affiliated company                                   884,713
---------------------------------------------------------------------------

Total liabilities                                                1,006,218
---------------------------------------------------------------------------

                             STOCKHOLDERS' EQUITY


Capital stock (note 4)                                              14,585

Additional paid-in capital                                       3,366,662

Accumulated deficit                                             (2,760,994)
---------------------------------------------------------------------------

Total stockholders' equity                                         620,253
---------------------------------------------------------------------------

Total liabilities and stockholders' equity                       1,626,471
---------------------------------------------------------------------------








See notes to interim financial statements

                                                  TECHNICAL MAINTENANCE CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                              INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                                                 FOR THE QUARTER ENDED JUNE 30, 1997

                                                             (Unaudited)

                                              Class A    Series A   Class A    Series A   Additional  Accumulated       Total
                                               Common   Preferred    Common   Preferred      Paid-in      Deficit
                                                Stock       Stock     Stock       Stock      Capital
                                               Issued      Issued
                                                                          $           $            $            $           $
------------------------------------------------------------------------------------------------------------------------------

Balances, April 1, 1997                    12,909,000         100    12,909           -    1,430,170   (2,193,428)   (750,349)

Issuance of shares (notes 4 (b), 4 (c))     1,675,707           -     1,676           -    1,936,492            -   1,938,168

Net loss                                            -           -         -           -            -     (567,566)   (567,566)
------------------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1997                    14,584,707         100    14,585           -    3,366,662   (2,760,994)   (670,253)
------------------------------------------------------------------------------------------------------------------------------

















See notes to interim financial statements

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           INTERIM STATEMENT OF LOSS
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                  (Unaudited)

                                                                        $
--------------------------------------------------------------------------

Expenses

Research and development costs                                    184,138
Professional fees                                                 146,881
Management fees                                                    19,910
Rent                                                               12,577
Travel and transportation                                          65,346
Selling and promotional                                            13,723
Office                                                             25,148
Amortization - computer equipment                                   1,430
Amortization - software development costs                          18,000
Amortization - patents                                             30,413
Amortization - non-competition agreements                          50,000
--------------------------------------------------------------------------

Net loss                                                          567,566
--------------------------------------------------------------------------

Net loss per share (note 5)                                          (.04)
--------------------------------------------------------------------------

Number of shares used to compute net loss per share            14,584,707
--------------------------------------------------------------------------
























See notes to interim financial statements

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        INTERIM STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                  (Unaudited)

                                                                        $
--------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                                         (567,566)

Adjustment to reconcile net loss to net cash
used by operating activities:
Amortization                                                       99,843

Changes in assets and liabilities:
Accounts payable                                                   29,928
Advances from affiliated company                                  438,590
--------------------------------------------------------------------------

Net cash provided by operations                                       795

Cash at beginning of quarter                                            -
--------------------------------------------------------------------------

Cash at end of quarter                                                795
--------------------------------------------------------------------------


Non cash investing and financing activities:

The following were exchanged for Class A Common Shares:

Accounts payable                                                1,040,000
Advances from stockholders                                        898,168
--------------------------------------------------------------------------

                                                                1,938,168
--------------------------------------------------------------------------


















See notes to interim financial statements

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1997

                                  (Unaudited)



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

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1997

                                  (Unaudited)


Note 2 -    Summary of Significant Accounting Policies - cont'd

               c) Intangibles

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

Note 3 -    Investment in Affiliated Company

               This amount represents a non-controlling interest in Touchtunes Digital Jukebox Inc., ("Touchtunes"), a Canadian Corporation. Touchtunes was incorporated on February 7, 1997 and commenced operations on March 7, 1997. The Company controls 50% of the votes of Touchtunes and has the ability to elect 50% of the board of directors.

               Touchtunes' revenues are derived solely from development services provided to the Company.

               This investment will be accounted for on the equity basis. For the quarter ended June 30, 1997 the results of operations for Touchtunes were as follows (in U.S. dollars):

                                                                        $
  -------------------------------------------------------------------------

               Development fees                                   418,000
               Expenses                                           409,000
  -------------------------------------------------------------------------

               Earnings from operations                             9,000
               Income taxes                                         1,700
  -------------------------------------------------------------------------

               Net earnings                                         7,300
  -------------------------------------------------------------------------

               Equity in net earnings of investee                   3,650
               Less:  profit on intercompany transactions          (9,995)
  -------------------------------------------------------------------------

               Net equity in earnings of investee                  (6,345)
  -------------------------------------------------------------------------

               Pursuant to a stockholders' agreement, the stockholders exercising control over the remaining 50% of Touchtunes may convert their stockholdings into shares of the Company at which time Touchtunes would become a wholly-owned subsidiary.

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1997

                                  (Unaudited)



Note 3 -    Investment in Affiliated Company - cont'd.

               Should Touchtunes became a wholly-owned subsidiary, prior to consolidation, its balance sheet accounts would be translated using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate during the period. The gains or losses resulting from translation will be included in stockholders' equity.

               Per agreement with the remaining 50% stockholders of Touchtunes, the outside investors have provided a total capitalization of $4,000,000 Canadian.

Note 4 -    Capital Stock

               a) The capital stock of the Company is comprised of the
                  following:

                                                                        $
  -------------------------------------------------------------------------

                  Class A Common Stock, $.001 par value
                  Authorized:  35,000,000 shares
                  Issued:  14,584,707 shares                       14,585

                  Series A Preferred Stock, $.001 par value
                  Authorized:  10,000,000 shares
                  Issued:  100 shares                                   -
  -------------------------------------------------------------------------


                                                                   14,585
  -------------------------------------------------------------------------


               b) During the quarter, the Company issued 575,000 Class A Common
                  Shares to repay accounts payable totalling 1,040,000.

               c) During the quarter the Company issued 1,100,707 Class A
                  Common Shares to repay advances from stockholders totalling 898,168.

               d) The Company has reserved 2,000,000 shares of the authorized
                  Series A Preferred Stock for issuance to third-party investors upon the occurrence of certain events. In addition, 2,000,000 shares of Class A Common Stock have been reserved for issuance for any potential conversion of these shares.

                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1997

                                  (Unaudited)


Note 5 -    Proforma Information

               a) Proforma loss per share

                  Based on the stock reserved in note 4(d), the proforma loss per share for the quarter ended June 30, 1997 would be approximately .03 using 16,584,707 as the number of shares issued.

               b) Proforma Capital Stock

                  The proforma capital stock would appear as follows based on the shares reserved in note 4(d):

                                                                        $
   ------------------------------------------------------------------------

               Class A Common Stock, $.001 par value
               Authorized:  35,000,000 shares
               Issued:  14,584,707 shares                          14,585

               Series A Preferred Stock, $.001 par value
               Authorized:  10,000,000 shares
               Issued:  2,000,100 shares                            2,000
   ------------------------------------------------------------------------

                                                                   16,585
   ------------------------------------------------------------------------

               Additional paid-in capital                       6,364,662
   ------------------------------------------------------------------------



Note 6 -    Related Party Transactions

               Touchtunes Digital Jukebox Inc., an affiliated company as described in note 3, charged $418,000 for research and development and operating expense reimbursements. Included in the reimbursements were management fees paid to Touchtunes Digital Jukebox Inc. of approximately $19,000.