Form 10-K/A
period 1995-12-31
TECHNICAL MAINTENANCE CORP
filed 1997-09-29
CIK 894568

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10K/A


(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

     Commission File No. 33-55254-47

                TECHNICAL MAINTENANCE CORPORATION
      -----------------------------------------------------
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

Registrant's telephone number, including area code (702)-734-7557     (*)
Registrant's facsimile number, including area code (702)-734-7500     (*)

     (*)  Change from previous filings

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                     Outstanding as of December 31, 1995
-------------------------------------   ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   12,909,000 SHARES



ITEM 12  Security Ownership of Certain Beneficial Owners and Management

On November 30, 1995, the Registrant amended a previous agreement with Techno Exress, SA, a corporation incorporated uder the laws of France for the acquisition of certain patent interests. The Registrant had reserved 10,000,000 shares for issuance in contemplation of this transaction. The 10,000,000 shares were acquired by Techno Express, SA for investment and were issued in December 1995. The Registrant claims an exemption from Section 5 of the Securities Act of 1933 by virtue of Section 4(2) thereof.

During December 1995, the Registrant also issued for investment, 100,000 Class A common shares to Albert Dutour, an independent third party, in consideration of $150,000; 275,000 Class A common shares to Oraxium International Inc., an independent third party in consideration for $193,612 of indebtedness of the Registrant; 300,000 Class A common shares to Tonino Lattanzi, a director of Registrant, in consideration for operating expenses paid by the director on behalf of the Registrant in the amount of $300,000; 234,000 Class A common shares to Touchtunes Jukebox Inc., for services rendered to Registrant having a value of $203,337, and for expenses incurred of $31,440. Tony Mastronardi, a director of Registrant, is a principal shareholder of Touchtunes Jukebox Inc. The 909,000 Class A common shares were acquired for investment by the respective subscribers. Registrant claims an exemption from Section 5 of the Securities Act of 1933 by virtue of Section 4(2) thereof.

The following table sets forth, as of December 31, 1995, information regarding the beneficial ownership of shares by each person known by the Registrant to own five percent or more of the outstanding shares.

                                                        Amount of
                 Name and Address            Benefical  Percent
Title of Class   of Benefical Owner          Ownership  of Class
--------------   ---------------------      ----------
Class A common   Techno Express SA (1)      10,000,000  77.47%
                 40, rue Perier
                 Montrange, France
                 92120

Class A common   Touchtunes Jukebox Inc.(2)    407,691   3.16%
                 1, Place Commerce, suite 330
                 Nun's Island QC  H3E 1A2

Class A common   Tony Mastronardi              124,457   0.96%
                 4973, Felix Mclernan
                 Pierrefonds QC  H8Y 3L2


Class A common   Tonino Lattanzi               300,000   2.32%
                 7, rue Leon Blum
                 Z.I..Des Glaises, Palaiseau
                 France  91120

Notes:

(1) Tony Mastronardi, President and Director of the Registrant, Guy Nathan, Secretary and Director of the Registrant and Tonino Lattanzi, Vice President and Director of the Registrant, are each the beneficial holders of 33 1/3% of the shares of Techno Express SA.

(2) Tony Mastronardi, President and Director of the Registrant is the sole beneficial shareholder of Touchtunes Jukebox Inc.

(3) As a result of notes (1) and (2), the Directors of the Registrant have the following beneficial shareholdings:

     Tony Mastronardi                           29.94%
     Guy Nathan                                 25.82%
     Tonino Lattanzi                            28.15%

                           SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNICAL MAINTENANCE CORPORATION



Date:  September 11, 1997     Per: /s/Tony Mastronardi
                                  ------------------------------
                                   Tony Mastronardi
                                   President and Director