Form 10-Q/A
period 1997-03-31
TECHNICAL MAINTENANCE CORP
filed 1997-09-29
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q/A


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
$.001 PAR VALUE CLASS A COMMON STOCK                         12,909,000 SHARES
$.001 PAR VALUE SERIES  A  PREFERRED STOCK                          100 SHARES


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
















See notes to interim financial statements


                       TECHNICAL MAINTENANCE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           INTERIM STATEMENT OF LOSS
                     FOR THE QUARTER ENDED MARCH 31, 1997

                      (Unaudited - See Notice to Reader)

                                                                        $
-------------------------------------------------------------  -----------
Expenses

Research and development costs                                     74,033
Professional fees                                                 155,698
Management fees                                                    14,078
Rent                                                                6,147
Travel and transportation                                          28,640
Selling and promotional                                            18,526
Office                                                             18,430
Amortization - computer equipment                                   1,430
Amortization - software development costs                          18,000
Amortization - patents                                             30,413
Amortization - non-competition agreements                          50,000
-------------------------------------------------------------  -----------

Net loss                                                          415,395
-------------------------------------------------------------  -----------

Net loss per share (note 6)                                         (.03)
-------------------------------------------------------------  -----------

Number of shares used to compute net loss per share            12,909,000



























See notes to interim financial statements

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                 INTERIM STATEMENT OF CASH FLOWS
              FOR THE QUARTER ENDED MARCH 31, 1997


                                                                      $
--------------------------------------------------------      ----------
Cash flows from operating activities:
Net loss                                                       (415,395)

Adjustment to reconcile net loss to net cash
used by operating activities:
Amortization                                                     99,843

Changes in assets and liabilities:
Prepaid expenses                                                 21,306
Accounts payable                                                 (9,768)
Advances from affiliated company                                433,769
--------------------------------------------------------      ----------

Net cash provided by operations                                 129,755
--------------------------------------------------------      ----------

Cash flows from investing activities:
Increase in costs of intangibles                               (131,909)
Acquisition of investment in affiliated company                    (583)
--------------------------------------------------------      ----------

Net cash used by investing activities                          (132,492)

Cash flows from financing activities:
Advances from stockholders                                        2,491
Proceeds from sale of preferred stock                               150
--------------------------------------------------------      ----------

Net cash provided by financing activities                         2,641
--------------------------------------------------------      ----------

Net decrease in cash                                                (96)

Cash at begining of period                                           96
--------------------------------------------------------      ----------

Cash at end of period                                                 -
--------------------------------------------------------      ----------







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

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                         MARCH 31, 1997


Note 2 -  Summary of Significant Accounting Policies - cont'd

       c) Intangibles

       ii)Non-Competition Agreements

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


Note 3 -Investment in Affiliated Company

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

       This investment will be accounted for on the equity basis. For the month ended March 31, 1997 the results of operations for Touchtunes were as follows (in U.S. dollars):

                                                              $

     -----------------------------------------------   ---------
       Development fees                                  27,281
       Expenses                                          25,937
     -----------------------------------------------   ---------

       Earnings from operations                           1,344
       Income taxes                                         260
     -----------------------------------------------   ---------

       Net earnings                                       1,084
     -----------------------------------------------   ---------

       Equity in net earnings of investee                   542
       Less:  profit on intercompany transactions           542
     -----------------------------------------------   ---------

       Net equity in earnings of investee                     -
     -----------------------------------------------   ---------


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



Note 3 -Investment in Affiliated Company - cont'd.

       Should Touchtunes became a wholly-owned subsidiary, prior to consolidation, its balance sheet accounts would be translated using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate during the period. The gains or losses resulting from translation will be included in stockholders' equity.

       Per agreement with the remaining 50% stockholders of Touchtunes, the outside investors are to provide a total capitalization of $4,000,000 Canadian. Of this amount, $600,000 was received as of March 31, 1997. Subsequent to the quarters' end, Touchtunes received an additional $3,400,000 Canadian.

Note 4 -Capital Stock

       a) The capital stock of the Company is comprised of the following:

                                                              $

     -----------------------------------------------   ---------
          Class A Common Stock, $.001 par value
          Authorized:  35,000,000 shares
          Issued:  12,909,000 shares                     12,909

          Series A Preferred Stock, $.001 par value
          Authorized:  10,000,000 shares
          Issued:  100 shares (note 4(c))                     -
     -----------------------------------------------   ---------

                                                         12,909
     -----------------------------------------------   ---------


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



Note 4 -Capital Stock - cont'd


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


Note 5 -  Related Party Transactions

       a) Touchtunes Digital Jukebox Inc., an affiliated company as described in note 3, charged $27,000 for research and development and operating expense reimbursements. Included in the reimbursements were management fees paid to Touchtunes Digital Jukebox Inc. of approximately $1,000.

       b) Touchtunes Juke Box Inc., a corporate shareholder, charged the company apporximately $269,000 for research and development and operating expense reimbursements. Included in the reimbursements were management fees paid to Touchtunes Juke Box Inc. of approximately $13,000.

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                         MARCH 31, 1997



Note 6 -  Proforma Information

       a) Proforma loss per share

          Based on the stock reserved in note 4(f), the proforma loss per share for the quarter ended March 31, 1997 would be approximately .03 using 14,909,000 as the number of shares issued.

       b) Proforma Capital Stock

          The proforma capital stock would appear as follows based on the shares reserved in note 4(f):

                                                              $
     -----------------------------------------------  ----------

       Class A Common Stock, $.001 par value
       Authorized:  35,000,000 shares
       Issued:  14,584,707                               12,909

       Series A Preferred Stock, $.001 par value
       Authorized:  10,000,000 shares
       Issued:  2,000,100 shares                         14,909
     -----------------------------------------------  ----------

                                                      4,428,170
     -----------------------------------------------  ----------

       Additional paid-in capital                     6,364,662
     -----------------------------------------------  ----------

                           SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              TECHNICAL MAINTENANCE CORPORATION



Date:  September 11, 1997     Per:  /s/Tony Mastronardi
                                    ------------------------------------------
                                    Tony Mastronardi,
                                    Chief Executive and Chief Financial Officer