Form 10-Q/A
period 1997-06-30
TECHNICAL MAINTENANCE CORP
filed 1997-10-24
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission File No.:  333-7006



                TECHNICAL MAINTENANCE CORPORATION
      -----------------------------------------------------
     (Exact name of Registrant as specified in its charter)




         NEVADA                                   87-0485304
---------------------------------       -----------------------------
(State or other jurisdiction            (I.R.S.EmployerIdentification
of incorporation or organization)                 Number)


1800 E. SAHARA, SUITE 107
LAS VEGAS, NEVADA  89104
---------------------------------------
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of  Aug. 13, 1997
------------------------------------------    --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  14,584,707 SHARES
$.001 PAR VALUE SERIES  A  PREFERRED STOCK                   100 SHARES

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements, included as Exhibit I, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

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


The Company's affiliated company, Touchtunes Digital Jukebox Inc.
(_Touchtunes_ ), which conducts the development operations on behalf of the Company has received $4,000,000 CDN for the further development and promotion of the Digital Jukebox. By virtue of the agreement entered into between the Company and Touchtunes relative to work to be rendered by Touchtunes in connection with the Digital Jukebox, the Company should have sufficient capital resources necessary in order to conclude the financing of its start-up activities. In order to commence full scale commercial operations, management estimates that an additional $24,000,000 U.S. capital will be required. It is anticipated that a combination of equity and debt financing will be arranged by the Company.


                          PART II - OTHER INFORMATION

Item 6.   Exhibits

Annexed as Exhibit I are the Interim Financial Statements of the Registrant for the Quarter ended June 30, 1997.




                                  SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TECHNICAL MAINTENANCE CORPORATION



Date:  October 14, 1997       Per:  /s/Tony Mastronardi
                                    -------------------------------------------
                                    Tony Mastronardi,
                                    Chief Executive and Chief Financial Officer















                            EXHIBIT I

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  INTERIM FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED
                          JUNE 30, 1997


                   TECHNICAL MAINTENANCE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           INTERIM BALANCE SHEET
                             AS AT JUNE 30, 1997
                   (with comparatives as at December 31, 1996)
                                 (Unaudited)
                                                       1997           1996
                                                          $              $
---------------------------------------------------------------------------
                                ASSETS
Current
Cash                                                    795             96
Prepaid expenses                                          -         21,306
---------------------------------------------------------------------------

                                                        795         21,402
---------------------------------------------------------------------------

Computer equipment, net (note 2)                     14,317         17,177

Software development costs, net (note 2)            186,000        222,000

Intangibles, net (note 2)                         1,424,776      1,453,693

Investment in affiliated company (note 3)             4,233              0
---------------------------------------------------------------------------

                                                  1,630,121      1,714,272
---------------------------------------------------------------------------

                                LIABILITIES
Current
Accounts payable                                    121,505      1,140,345
Advances from affiliated company                    884,713        909,031
---------------------------------------------------------------------------

Total liabilities                                 1,006,218      2,049,376
---------------------------------------------------------------------------

                    STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock (note 4)                               14,585         12,909

Additional paid-in capital                        3,366,662      1,430,020

Accumulated deficit                              (2,757,344)    (1,778,033)
---------------------------------------------------------------------------

Total stockholders' equity (deficit)                623,903       (335,104)
---------------------------------------------------------------------------

Total liabilities and stockholders' equity        1,630,121      1,714,272
---------------------------------------------------------------------------

See notes to interim financial statements

                                TECHNICAL MAINTENANCE CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE QUARTERS ENDED MARCH 31, 1997 AND JUNE  30 1997

                                             (Unaudited)

                                   Class A    Series A  Class A Series A Additional Accumulated    Total
                                   Common     Preferred  Common Preferred  Paid-in    Deficit
                                    Stock       Stock    Stock    Stock    Capital
                                   Issued      Issued
                                                           $        $         $          $           $
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------
Balances, January 1, 1996         12,909,000          -  12,909        -  1,430,020    (786,063)   656,866

Net loss                                   -          -       -        -          -    (991,970)  (991,970)
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------

Balances, December 31, 1996       12,909,000          -  12,909        -  1,430,020  (1,778,033)  (335,104)
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------

Issuance of shares                         -        100       -        -        150           -        150

Net loss                                   -          -       -        -          -    (415,395)  (415,395)
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------

Balances, March 31, 1997          12,909,000        100  12,909        -  1,430,170  (2,193,428)  (750,349)
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------

Issuance of shares (note 4)        1,675,707          -   1,676        -  1,936,492           -  1,938,168

Net loss                                   -          -       -        -          -    (563,916)  (563,916)
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------

Balances,  June 30, 1997          14,584,707        100  14,585        -  3,366,662  (2,757,344)   623,903
------------------------------   ------------ ---------- ------- -------- ---------- ----------- ----------

See notes to interim financial statements

                        TECHNICAL MAINTENANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                             INTERIM STATEMENT OF LOSS
                  FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
    (with comparartives for the quarter and six months ended June 30, 1996)
                                   (Unaudited)

                                                       Quarter ended Six months ended  Quarter ended Six months ended
                                                       June 30, 1997  June 30, 1997    June 30, 1996   June 30, 1996
                                                             $              $                $               $
--------------------------------------------------------  ----------- --------------- --------------- ----------------
Expenses

Resesarch and development costs                              184,138         258,171          45,595           91,574
Professional fees                                            146,881         302,579          49,742           76,206
Management fees                                               19,910          33,988          11,492           25,769
Rent                                                          12,577          18,724           2,068            8,377
Travel and transportation                                     65,346          93,986          23,215           38,193
Selling and promotional                                       13,723          32,249           4,512            4,512
Office                                                        25,148          43,578           4,448           10,706
Amortization - computer equipment                              1,430           2,860           1,425            2,850
Amortization - software development costs                     18,000          36,000          18,000           36,000
Amortization - patents                                        30,413          60,826          12,600           25,200
Amortization - non-competition agreements                     50,000         100,000               -                0
--------------------------------------------------------  ----------- --------------- --------------- ----------------

Loss before equity in earnings of affiliated company         567,566         982,961         173,097          319,387

Equity in earnings of affiliated company                      (3,650)         (3,650)            -               -
--------------------------------------------------------  ----------- --------------- --------------- ----------------

Net loss                                                     563,916         979,311         173,097          319,387
--------------------------------------------------------  ----------- --------------- --------------- ----------------

Net loss per share                                             (0.04)          (0.07)          (0.01)           (0.02)
--------------------------------------------------------  ----------- --------------- --------------- ----------------

Number of shares used to compute net loss per share       14,584,707      13,746,854      12,909,000       12,909,000
--------------------------------------------------------  ----------- --------------- --------------- ----------------

See notes to interim financial statements

                        TECHNICAL MAINTENANCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          INTERIM STATEMENT OF CASH FLOWS
                  FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
      (with comparatives for the quarter and six months ended June 30, 1996)
                                    (Unaudited)
                                                         Quarter ended Six months ended Quarter ended Six months ended
                                                         June 30, 1997 June 30, 1997    June 30, 1996 June 30, 1996
                                                               $             $               $               $
------------------------------------------------------- -------------- --------------- ------------ ------------------
Cash flows from operating activities:
Net loss                                                     (563,916)       (979,311)    (173,097)       (319,387)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization                                                   99,843         199,686       32,025          64,050
Equity in earnings of affiliated company                       (3,650)         (3,650)           -               0
Changes in assets and liabilities:
Prepaid expenses                                                    -          21,306            -               0
Accounts payable                                               29,928          21,160       35,040         106,045
Advances from affiliated company                              438,590         873,850      106,032         230,032
------------------------------------------------------- -------------- --------------- ------------ ------------------

Net cash provided by operations                                   795         133,041            -          80,740
------------------------------------------------------- -------------- --------------- ------------ ------------------

Cash flows from investing activities:
Purchase of computer equipment                                      -             -             -               0
Purchase of software development costs                              -               -            -         (80,740)
Purchase of patents                                                 -        (131,909)           -               0
Investment in affiliated company                                    -            (583)           -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------
Net cash used by investing activities                               -        (132,492)           -         (80,740)
------------------------------------------------------- -------------- --------------- ------------ ------------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                               -             150            -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------
Net cash provided by financing activities                           -             150            -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------

Net increase in cash                                              795             699            -               0

Cash at beginning of period                                         -              96            -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------

Cash at end of period                                             795             795            -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------

Non cash investing and financing activities:

The following were exchanged for Class A Common Shares:
Accounts payable                                            1,040,000       1,040,000            -               0
Advances from affiliated company                              898,168         898,168            -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------

                                                            1,938,168       1,938,168            -               0
------------------------------------------------------- -------------- --------------- ------------ ------------------

See notes to interim financial statements

                                       TECHNICAL MAINTENANCE CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)
                    SCHEDULE OF ACCUMULATED EXPENSES AND DEFICIT DURING THE DEVELOPMENT PERIOD
                                                   (Unaudited)

                                                                                       Total
                                                 Dec 8, 1994-                          Dec 8, 1994-
                                                 Dec 31,1996 Mar 31,1997 June 30, 1997 June 30,1997
                                                      $           $           $           $
----------------------------------------------- ------------- ----------- ----------- -------------
Expenses

Resesarch and development costs                      394,736      74,033     184,138     652,907
Professional fees                                    513,518     155,698     146,881     816,097
Management fees                                      123,609      14,078      19,910     157,597
Rent                                                  50,764       6,147      12,577      69,488
Travel and transportation                            263,685      28,640      65,346     357,671
Selling and promotional                               65,681      18,526      13,723      97,930
Office                                                61,021      18,430      25,148     104,599
Amortization                                         304,019      99,843      99,843     503,705
----------------------------------------------- ------------- ----------- ----------- -------------

Accumulated expenses and deficit
   during the development period                   1,777,033     415,395     567,566   2,759,994
----------------------------------------------- ------------- ----------- ----------- -------------

See notes to interim financial statements

                        TECHNICAL MAINTENANCE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                   SCHEDULE OF CASH FLOWS DURING THE DEVELOPMENT PERIOD
                                    (Unaudited)

                                                                                                       Total
                                                        Dec 8, 1994-                              Dec 8, 1994-
                                                        Dec 31,1996  Mar 31,1997   June 30, 1997  June 30,1997
                                                              $            $              $              $
------------------------------------------------------ -------------- ------------ --------------- --------------
Cash flows from operating activities:
Net loss                                                  (1,777,033)    (415,395)       (567,566)    (2,759,994)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization                                                 304,019       99,843          99,843        503,705
Write-off of software development costs                       27,996            -               -         27,996
Changes in assets and liabilities:
Prepaid expenses                                             (21,306)      21,306               -              0
Accounts payable                                             140,345       (8,768)         29,928        161,505
Advances from affiliated company                                   -      435,260         438,590        873,850
------------------------------------------------------ -------------- ------------ --------------- --------------

Net cash provided (used) by operations                    (1,325,979)     132,246             795     (1,192,938)
------------------------------------------------------ -------------- ------------ --------------- --------------

Cash flows from investing activities:
Investment in affiliated company                                   -         (583)              -           (583)
Purchase of patents                                         (101,346)    (131,909)              -       (233,255)
Purchase of software development costs                      (110,447)           -               -       (110,447)
Purchase of computer equipment                                     -            -               -              0
------------------------------------------------------ -------------- ------------ --------------- --------------
Net cash used by investing activities                       (211,793)    (132,492)              -       (344,285)
------------------------------------------------------ -------------- ------------ --------------- --------------

Cash flows from financing activities:
Advances from stockholders                                 1,387,868            -               -      1,387,868
Proceeds from sale of preferred stock                        150,000          150               -        150,150
------------------------------------------------------ -------------- ------------ --------------- --------------
Net cash provided by financing activities                  1,537,868          150               -      1,538,018
------------------------------------------------------ -------------- ------------ --------------- --------------

Net increase (decrease) in cash                                   96          (96)            795            795

Cash at beginning of period                                        -           96               -            -
------------------------------------------------------ -------------- ------------ --------------- --------------

Cash at end of period                                             96            -             795            795
------------------------------------------------------ -------------- ------------ --------------- --------------

Non cash investing and financing activities:

The following were exchanged for Class A Common Shares:
Patents                                                      506,914          -                -        506,914
Software                                                     250,237          -                -        250,237
Accounts payable                                                   -          -        1,040,000      1,040,000
Advances from stockholder                                    534,778          -                -        534,778
Advances from affiliated company                                   -          -          898,168        898,168
------------------------------------------------------ -------------- ------------ --------------- --------------

                                                           1,291,929            -       1,938,168      3,230,097
------------------------------------------------------ -------------- ------------ --------------- --------------

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

          The patents and the related intellectual  property are amortized on a straight-line basis over their estimated economic lives of 5 years.

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

Note 3 -Investment in Affiliated Company

       This amount represents a non-controlling interest in Touchtunes Digital Jukebox Inc., ("Touchtunes"), a Canadian Corporation. Touchtunes was incorporated on February 7, 1997 and commenced operations on March 7, 1997. On that date, Touchtunes acquired from Touchtunes Juke Box Inc. ("Juke Box") the following assets and assumed the following liabilities:

                                                              $
------------------------------------------------------------------
       Assets
       Accounts receivable - affiliated company         414,000
       Prepaid expenses                                  17,000
       Fixed assets                                     211,000
------------------------------------------------------------------
                                                        642,000
------------------------------------------------------------------

       Liabilities
       Bank indebtedness                                 13,000
       Accounts payable                                 387,000
       Loans payable                                    242,000
------------------------------------------------------------------
                                                        642,000
------------------------------------------------------------------


                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                          JUNE 30, 1997

                           (Unaudited)


Note 3 -Investment in Affiliated Company - cont'd.

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

       This investment  will be  accounted for  on the equity  basis.   For the
       quarter ended June 30, 1997 the results of operations for Touchtunes were as follows (in U.S. dollars):

                                                              $
------------------------------------------------------------------
       Development fees                                 418,000
       Expenses                                         409,000
------------------------------------------------------------------
       Earnings from operations                           9,000
       Income taxes                                       1,700
------------------------------------------------------------------
       Net earnings                                       7,300
------------------------------------------------------------------
       Equity in net earnings of investee                 3,650
------------------------------------------------------------------

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

       Per agreement with the remaining 50% stockholders of Touchtunes, the outside investors have provided a total capitalization of $4,000,000 Canadian.


                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                          JUNE 30, 1997

                           (Unaudited)


Note 4 -Capital Stock

       a) The capital stock of the Company is comprised of the following:

                                                              $
------------------------------------------------------------------
          Class A Common Stock, $.001 par value
          Authorized:  35,000,000 shares
          Issued:  14,584,707 shares                     14,585

          Series A Preferred Stock, $.001 par value
          Authorized:  10,000,000 shares
          Issued:  100 shares                                 -
------------------------------------------------------------------
                                                         14,585
------------------------------------------------------------------

       b) During the quarter, the Company issued 575,000 Class A Common Shares to repay accounts payable totalling 1,040,000.

       c) During the quarter the Company issued 1,100,707 Class A Common Shares to repay advances from stockholders totalling 898,168.

       d) The Company has reserved 2,000,000 shares of the authorized Series A Preferred Stock for issuance to third-party investors upon the occurrence of certain events. In addition, 2,000,000 shares of Class A Common Stock have been reserved for issuance for any potential conversion of these shares.

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                          JUNE 30, 1997

                           (Unaudited)


Note 5 -  Proforma Information

       a) Proforma loss per share

          Based on the stock reserved in note 4(d), the proforma loss per share for the quarter ended June 30, 1997 would be approximately .03 using 16,584,707 as the number of shares issued.

       b) Proforma Capital Stock

          The proforma capital stock would appear as follows based on the shares reserved in note 4(d):

                                                              $
------------------------------------------------------------------
       Class A Common Stock, $.001 par value
       Authorized:  35,000,000 shares
       Issued:  14,584,707 shares                        14,585

       Series A Preferred Stock, $.001 par value
       Authorized:  10,000,000 shares
       Issued:  2,000,100 shares                          2,000
------------------------------------------------------------------

                                                         16,585
------------------------------------------------------------------

       Additional paid-in capital                       6,364,662
------------------------------------------------------------------


Note 6 -  Related Party Transactions

       Touchtunes Digital  Jukebox Inc., an affiliated  company as described in note  3, charged  $418,000 for  research  and development  and operating
       expense reimbursements.   Included in the reimbursements were management
       fees paid to Touchtunes Digital Jukebox Inc. of approximately $19,000.