Form 10QSB
period 1997-09-30
TECHNICAL MAINTENANCE CORP
filed 1997-11-14
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
Commission File No.:  333-7006



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                        Outstanding as of  Nov. 13, 1997
-------------------------------------        --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                       14,584,707 SHARES
$.001 PAR VALUE SERIES  A  PREFERRED STOCK                        100 SHARES

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements, included as Exhibit I, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's ongoing development of its digital jukebox ("Digital Jukebox") and its other intellectual property acquisitions provide it with several future opportunities for financial success. To date, the Company's financial resources have been used to fund this development as well as professional costs relating to patent applications in connection with the Digital Jukebox and
other fees.   The Company has generated no revenue to date and none is expected until it concludes the start-up phase for the Digital Jukebox which is anticipated in approximately three months.

Management is not aware of any factors or attributes relating to the Company's business that have caused, or in the future are reasonably likely to cause, any seasonality which would have a material effect on the Company's financial condition or results of operations.


The Company's affiliated company, Touchtunes Digital Jukebox Inc. ("Touchtunes"), which conducts the development operations on behalf of the Company has received $4,000,000 CDN for the further development and promotion of the Digital Jukebox. By virtue of the agreement entered into between the Company and Touchtunes relative to work to be rendered by Touchtunes in connection with the Digital Jukebox, the Company should have sufficient capital resources necessary in order to conclude the financing of its start-up activities. In order to commence full scale commercial operations, management estimates that an additional $24,000,000 U.S. capital will be required. It is anticipated that a combination of equity and debt financing will be arranged by the Company.




                          PART II - OTHER INFORMATION

Item 6.   Exhibits

Annexed as Exhibit I are the Interim Financial Statements of the Registrant for the Quarter ended September 30, 1997.

Exhibit (27) - Financial Data Schedule

                                  SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TECHNICAL MAINTENANCE CORPORATION



Date:  November 13, 1997      Per:  /s/Tony Mastronardi
                                   ----------------------------
                                   Tony Mastronardi,
                                   Chief Executive and Chief Financial Officer

                            EXHIBIT I

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  INTERIM FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED
                       SEPTEMBER 30, 1997

TECHNICAL MAINTENANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 1997
(with comparatives as at December 31, 1996)
(Unaudited)
                                                                             1997                1996
                                                                                $                   $
                                                                       -----------         -----------
                                ASSETS
Current
Cash                                                                          784                  96
Prepaid expenses                                                              -                21,306
                                                                       -----------         -----------

                                                                              784              21,402
                                                                       -----------         -----------


Computer equipment, net (note 2)                                           12,887              17,177

Software development costs, net (note 2)                                  168,000             222,000

Intangibles, net (note 2)                                               1,463,863           1,453,693
                                                                       -----------         -----------

                                                                        1,645,534           1,714,272
                                                                       -----------         -----------

                                LIABILITIES
Current
Accounts payable                                                          110,802           1,140,345
Advances from affiliated company (note 3)                               1,607,287             909,031
                                                                       -----------         -----------
                                                                        1,718,089           2,049,376

Deficiency in investment in affiliated company (note 4)                     5,467                 -
                                                                       -----------         -----------

Total liabilities                                                       1,723,556           2,049,376
                                                                       -----------         -----------

                    STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock (note 5)                                                     14,585              12,909

Additional paid-in capital                                              3,366,662           1,430,020

Accumulated deficit                                                    (3,459,269)         (1,778,033)
                                                                       -----------         -----------

Total stockholders' equity (deficit)                                      (78,022)           (335,104)
                                                                       -----------         -----------

Total liabilities and stockholders' equity                              1,645,534           1,714,272
                                                                       -----------         -----------

See notes to interim financial statements

TECHNICAL MAINTENANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE PERIOD ENDED SEPTEMBER 30 ,1997

(Unaudited)
                                               Class A     Series A  Class A  Series A   Additional   Accumulated          Total
                                               Common      Preferred  Common  Preferred    Paid-in        Deficit
                                                Stock        Stock    Stock     Stock      Capital
                                               Issued       Issued
                                                                        $         $           $               $              $
                                            ----------- ------------ -------  -------   ----------   -------------    -----------

Balances, January 1, 1996                   12,909,000       -       12,909     -       1,430,020        (786,063)       656,866

Net loss                                           -         -          -       -             -          (991,970)      (991,970)
                                            ----------- ------------ -------  -------   ----------   -------------    -----------

Balances, December 31, 1996                 12,909,000       -       12,909     -       1,430,020      (1,778,033)      (335,104)
                                            ----------- ------------ -------  -------   ----------   -------------    -----------
Issuance of shares during the quarter              -         100        -       -             150             -              150
 ended March 31, 1997

Net loss for the quarter ended                     -         -          -       -             -          (415,395)      (415,395)
 March 31, 1997

Issuance of shares during the                1,675,707       -        1,676     -       1,936,492             -       (1,938,168)
 quarter ended June 30, 1997

Net loss for the quarter ended                     -         -          -       -             -          (563,916)      (563,916)
 June 30, 1997

Net loss for the quarter ended                     -         -          -       -             -          (701,925)      (701,925)
 September 30, 1997                         ----------- ------------ -------  -------   ----------   -------------    -----------

Balances,  September 30, 1997               14,584,707       100     14,585     -       3,366,662      (3,459,269)       (78,022)
                                            ----------- ------------ -------  -------   ----------   -------------    -----------

See notes to interim financial statements

TECHNICAL MAINTENANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF LOSS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER  30, 1997
(with comparartives for the quarter and nine months ended September 30, 1996)
(Unaudited)
                                                         Quarter          Nine months         Quarter        Nine months
                                                          ended              ended             ended             ended
                                                       Sept 30,1997       Sept 30,1997     Sept 30,1996       Sept 30,1996
                                                            $                  $                 $                 $
                                                      -----------        -----------       -----------       ------------
Expenses

Resesarch and development costs                          281,696            539,867           108,366            199,940
Professional fees                                         48,719            351,298            69,845            146,051
Management fees                                           25,300             59,288            29,420             55,189
Rent                                                      16,790             35,514             6,115             14,492
Travel and transportation                                 63,513            157,499            46,693             84,886
Selling and promotional                                   78,569            110,818            14,594             19,106
Office                                                    37,650             81,228            21,177             31,883
Interest                                                  40,145             40,145               -                  -
Amortization - computer equipment                          1,430              4,290             1,425              4,275
Amortization - software development costs                 18,000             54,000            18,000             54,000
Amortization - patents                                    30,413             91,239            12,600             37,800
Amortization - non-competition agreements                 50,000            150,000               -                  -
                                                      -----------        -----------       -----------       ------------

Loss before equity in earnings of                        692,225          1,675,186           328,235            647,622
 affiliated company
Equity in earnings of affiliated                           9,700              6,050               -                  -
 company (note 4)                                     -----------        -----------       -----------       ------------


Net loss                                                 701,925          1,681,236           328,235            975,857
                                                      -----------        -----------       -----------       ------------

Net loss per share                                         (0.04)             (0.12)            (0.03)             (0.07)
                                                      -----------        -----------       -----------       ------------

Number of shares used to compute                      14,584,707         14,026,138        12,909,000         12,909,000
 net loss per share                                   -----------        -----------       -----------       ------------


See notes to interim financial statements

TECHNICAL MAINTENANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
FOR THE QUARTER AND NINE MONTHS ENDED  SEPTEMBER 30, 1997
(with comparatives for the quarter and nine months ended September 30, 1996)
(Unaudited)
                                                   Quarter ended      Nine months ended      Quarter ended      Nine months ended
                                                   Sept. 30, 1997     Sept. 30, 1997         Sept. 30, 1996     Sept. 30, 1996
                                                            $                    $                    $                    $
                                                   --------------     -----------------      --------------     -----------------
Cash flows from operating activities:
Net loss                                                (701,925)           (1,681,236)           (328,235)             (647,622)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization                                              99,843               299,529              32,025                96,075
Equity in earnings of affiliated company                   9,700                 6,050                 -                     -
Changes in assets and liabilities:
Prepaid expenses                                             -                  21,306                 -                     -
Accounts payable                                         (10,703)               10,457             296,210               170,945
Advances from affiliated company                         722,574             1,476,924                 -                 461,342
                                                   --------------     -----------------      --------------     -----------------

Net cash provided by operations                          119,489               133,030                 -                  80,740
                                                   --------------     -----------------      --------------     -----------------

Cash flows from investing activities:
Purchase of software development costs                       -                     -                   -                 (80,740)
Purchase of patents                                     (119,500)             (131,909)                -                     -
Investment in affiliated company                             -                    (583)                -                     -
                                                   --------------     -----------------      --------------     -----------------
Net cash used by investing activities                   (119,500)             (132,492)                -                 (80,740)
                                                   --------------     -----------------      --------------     -----------------

Cash flows from financing activities:

Proceeds from sale of preferred stock                        -                     150                 -                     -
                                                   --------------     -----------------      --------------     -----------------
Net cash provided by financing activities                    -                     150                 -                     -
                                                   --------------     -----------------      --------------     -----------------

Net (decrease) increase  in cash                             (11)                  688                 -                     -

Cash at beginning of period                                  795                    96                 -                     -
                                                   --------------     -----------------      --------------     -----------------

Cash at end of period                                        784                   784                 -                     -
                                                   --------------     -----------------      --------------     -----------------

Non cash investing and financing activities:

The following were exchanged for Class A
 Common Shares
Accounts payable                                             -               1,040,000                 -                     -
Advances from affiliated company                             -                 898,168                 -                     -
                                                   --------------     -----------------      --------------     -----------------

                                                             -               1,938,168                 -                     -
                                                   --------------     -----------------      --------------     -----------------


See notes to interim financial statements

TECHNICAL MAINTENANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
SCHEDULE OF ACCUMULATED EXPENSES AND DEFICIT DURING THE DEVELOPMENT PERIOD
(Unaudited)
                                                                                                                   Total
                                              Dec 8, 1994-        Mar 31       June 30         Sept 30      Dec 8, 1994-
                                              Dec 31,1996          1997         1997            1997        Sept. 30,1997
                                                      $              $            $               $                  $
                                              -------------    ---------     --------          --------     --------------
Expenses

Resesarch and development costs                    394,736       74,033      184,138           281,696            934,603
Professional fees                                  513,518      155,698      146,881            48,719            864,816
Management fees                                    123,609       14,078       19,910            25,300            182,897
Rent                                                50,764        6,147       12,577            16,790             86,278
Travel and transportation                          263,685       28,640       65,346            63,513            421,184
Selling and promotional                             65,681       18,526       13,723            78,569            176,499
Office                                              61,021       18,430       25,148            37,650            142,249
Interest                                               -                         -              40,145             40,145
Amortization                                       304,019       99,843       99,843            99,843            603,548
                                              -------------    ---------     --------          --------     --------------

Accumulated expenses and deficit                 1,777,033      415,395      567,566           692,225          3,452,219
 during the development period                -------------    ---------     --------          --------     --------------


See notes to interim financial statements

TECHNICAL MAINTENANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
SCHEDULE OF CASH FLOWS DURING THE DEVELOPMENT PERIOD
(Unaudited)
                                                                                                                     Total
                                                       Dec 8, 1994-       Mar 31,      June 30,      Sept 30,   Dec 8, 1994-
                                                       Dec 31,1996         1997          1997          1997     Sept.30,1997
                                                              $              $             $             $             $
                                                       ------------     ---------    ----------     ---------   ------------
Cash flows from operating activities:
Net loss                                                (1,777,033)     (415,395)     (567,566)     (692,225)    (3,452,219)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization                                               304,019        99,843        99,843        99,843        603,548
Write-off of software development costs                     27,996           -             -                         27,996
Changes in assets and liabilities:                                                                                      -
Prepaid expenses                                           (21,306)       21,306           -                            -
Accounts payable                                           140,345        (8,768)       29,928       (10,703)       150,802
Advances from affiliated company                               -         435,260       438,590       722,574      1,596,424
                                                       ------------     ---------    ----------     ---------   ------------

Net cash provided (used) by operations                  (1,325,979)      132,246           795       119,489     (1,073,449)
                                                       ------------     ---------    ----------     ---------   ------------

Cash flows from investing activities:                                                                                   -
Investment in affiliated company                               -            (583)          -                           (583)
Purchase of patents                                       (101,346)     (131,909)          -        (119,500)      (352,755)
Purchase of software development costs                    (110,447)          -             -                       (110,447)
                                                       ------------     ---------    ----------     ---------   ------------
Net cash used by investing activities                     (211,793)     (132,492)          -        (119,500)      (463,785)
                                                       ------------     ---------    ----------     ---------   ------------

Cash flows from financing activities:                                                                                   -
Advances from stockholders                               1,387,868           -             -                      1,387,868
Proceeds from sale of preferred stock                      150,000           150           -                        150,150
                                                       ------------     ---------    ----------     ---------   ------------
Net cash provided by financing activities                1,537,868           150           -             -        1,538,018
                                                       ------------     ---------    ----------     ---------   ------------

Net increase (decrease) in cash                                 96           (96)          795           (11)           784
                                                                                                                        -
Cash at beginning of period                                    -              96           -             795            -
                                                       ------------     ---------    ----------     ---------   ------------

Cash at end of period                                           96           -             795           784            784
                                                       ------------     ---------    ----------     ---------   ------------

Non cash investing and financing activities:

The following were exchanged for Class A
 Common Shares:
Patents                                                    506,914           -             -             -          506,914
Software                                                   250,237           -             -             -          250,237
Accounts payable                                               -             -       1,040,000           -        1,040,000
Advances from stockholder                                  534,778           -             -             -          534,778
Advances from affiliated company                               -             -         898,168           -          898,168
                                                       ------------     ---------    ----------     ---------   ------------

                                                         1,291,929           -       1,938,168           -        3,230,097
                                                       ------------     ---------    ----------     ---------   ------------

See notes to interim financial statements

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997

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

          The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic lives of 5 years.

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997

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

Note 3 -Advances from Affiliated Company

       These advances bear interest at the affiliated company's bank prime rate plus 6%.


Note 4 -Investment in Affiliated Company

       This amount represents a non-controlling interest in Touchtunes Digital Jukebox Inc., ("Touchtunes"), a Canadian Corporation. Touchtunes was incorporated on February 7, 1997 and commenced operations on March 7, 1997. On that date, Touchtunes acquired from Touchtunes Juke Box Inc. ("Juke Box") the following assets and assumed the following liabilities:

                                                              $

       Assets
       Accounts receivable - affiliated company         414,000
       Prepaid expenses                                  17,000
       Fixed assets                                     211,000

                                                        642,000
    ------------------------------------------------------------

       Liabilities
       Bank indebtedness                                 13,000
       Accounts payable                                 387,000
       Loans payable                                    242,000

                                                        642,000
    ------------------------------------------------------------

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997

                           (Unaudited)


Note 4 -Investment in Affiliated Company - cont'd.

       The Company controls 50% of the votes of Touchtunes and has the ability to elect 50% of the board of directors.

       Touchtunes' revenues are derived solely from development services provided to the Company.

       This investment is accounted for on the equity basis. For the quarter ended September 30, 1997 the results of operations for Touchtunes were approximately as follows (in U.S. dollars):

                                                              $

       Revenues                                         571,000
       Expenses                                         528,000

       Earnings from operations                          43,000
       Income taxes                                      18,600
    ------------------------------------------------------------

       Net earnings                                      24,400
    ------------------------------------------------------------

       Equity in net earnings of investee                12,200

       Proportionate share of expenses incurred
       by investee relating to the issuance of shares    20,900

       Equity pick-up from investee                       9,700
    ------------------------------------------------------------

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

       Per agreement with the remaining 50% stockholders of Touchtunes, the outside investors have provided a total capitalization of $4,000,000 Canadian.


                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997

                           (Unaudited)


Note 5 -Capital Stock

       a) The capital stock of the Company is comprised of the following:

                                                              $
    ------------------------------------------------------------

          Class A Common Stock, $.001 par value
          Authorized:  35,000,000 shares
          Issued:  14,584,707 shares                     14,585

          Series A Preferred Stock, $.001 par value
          Authorized:  10,000,000 shares
          Issued:  100 shares                                 -

                                                         14,585
    ------------------------------------------------------------

       b) The Company has reserved 2,000,000 shares of the authorized Series A Preferred Stock for issuance to third-party investors upon the occurrence of certain events. In addition, 2,000,000 shares of Class A Common Stock have been reserved for issuance for any potential conversion of these shares.

                TECHNICAL MAINTENANCE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997

                           (Unaudited)


Note 6 -  Proforma Information

       a)  Proforma loss per share

          Based on the stock reserved in note 5(b), the proforma loss per share for the quarter ended September 30, 1997 would be approximately .04 using 16,584,707 as the number of shares issued.

       b) Proforma Capital Stock

          The proforma capital stock would appear as follows based on the shares reserved in note 5(b):

                                                              $

       Class A Common Stock, $.001 par value
       Authorized:  35,000,000 shares
       Issued:  14,584,707 shares                        14,585

       Series A Preferred Stock, $.001 par value
       Authorized:  10,000,000 shares
       Issued:  2,000,100 shares                          2,000
   -------------------------------------------------------------

                                                         16,585
   -------------------------------------------------------------

       Additional paid-in capital                     6,364,662
   -------------------------------------------------------------


Note 7 -  Related Party Transactions

a)     Touchtunes Digital Jukebox Inc., an affiliated company as described in note 4, charged $531,000 for research and development and operating expense reimbursements. Included in the reimbursements were management fees paid to Touchtunes Digital Jukebox Inc. of approximately $25,000.

b) Interest charges of approximately $40,000 were accrued in favour of Touchtunes Digital Jukebox Inc. for amounts owing.