Form 10KSB
period 1997-12-31
TECHNICAL MAINTENANCE CORP
filed 1998-05-06
CIK 894568

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
                               -----------------

     Commission File No. 333-7006
                         --------

                       TECHNICAL MAINTENANCE CORPORATION
                -----------------------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                    87-0485304
     -------------------------------   ---------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification
                                        Number)

                           1800 E. Sahara, Suite 107
                            Las Vegas, Nevada 89104
         ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code (702)-734-7557
                                               ---------------
Issuer's facsimile number, including area code (702)-734-7500
                                               ---------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

               Class A Common Stock (Par Value $.001 per share)
               ------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   (x) Yes   (  ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 1II of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year were  $ -0-.

The aggregate market value for the voting and non-voting common equity held by non-affiliates on March 31, 1998 was approximately $13,920,066.

The total number of shares of Class A Common Stock outstanding on March 31, 1998 was 14,658,644.

                                     PART I

ITEM 1.   Description of Business

     (a)  Organization and Technology.

     The Registrant was incorporated under the laws of Nevada on August 9, 1990 by persons no longer principals. Prior to December 8, 1994, the Registrant did not engage in any business activities. The Registrant is still in the development stage and has not generated any revenues from the business operations in which it is engaged and the marketing strategy it has developed. During 1997, the Registrant employed a total of 12 persons.

     On December 8, 1994, the Registrant acquired the exclusive rights to a newly patented technology for a Digital Jukebox (the "Digital Jukebox"). Since then, the Registrant has concentrated all of its efforts on the development and marketing of this Digital Jukebox, which combines in a single unit the latest computer systems, telecommunication peripherals and multimedia hardware. Management believes the Digital Jukebox is capable of replacing the loading mechanisms, the laser and the high maintenance parts employed by conventional jukeboxes, with this low maintenance, high power computer system, capable of storing and reproducing, in digital format, any music selection at its original level of quality. The Registrant has incurred a total of $1,236,390 in research and development costs relating to the Digital Jukebox from December 8, 1994 through December 31, 1997.

     The core of the Digital Jukebox technology is a proprietary programming platform, optimized for high-speed sound reproduction and video animation. The Digital Jukebox is capable of storing, in compressed digital format, a minimum of 750 songs, upgradable to virtually unlimited capacity. The Digital Jukebox is also equipped with a telecommunication protocol allowing the downloading of music to each individual jukebox from a remote central library. The result is a high performance, low maintenance, remotely configurable, computer controlled unit, using state-of-the-art technology standards. In the opinion of management, with its integrated and proprietary software program, the Digital Jukebox outperforms any conventional jukebox on the market today, for simultaneous sound reproduction, graphics display, video animation and telecommunication services.

     The Digital Jukebox is specifically designed for use in the jukebox industry. The operating software will account for all songs played and automatically generate detailed pay-for-play statements indicating royalty amounts owing to each respective record company. This feature helped the Registrant obtain performance rights and recording rights for a market trial of the Digital Jukebox conducted in 1997, from performance rights societies and record companies, authorizing the Registrant to reproduce and play copyrighted music on its Digital Jukebox units. The statistics generated by Digital Jukeboxes can be used to determine the popularity of artists and titles, together with music preferences and trends. This information on musical tastes is critical to the music industry and can be made available by the Registrant to record label companies. Furthermore, Digital Jukeboxes can be used to test market new songs, which can be downloaded on each Digital Jukebox within 24 hours. Consumer response can be monitored on a daily basis.

     (b)  Patents.

     To protect its technology, the Registrant has filed nine international patent applications. Seven of these patent applications have a priority date of October 12, 1994. The eighth patent application has a priority date of September 25, 1996, and the ninth patent application has a priority date of September 26, 1997. Four patent applications cover the Registrant's downloading network configuration, operating system technology, title selection and system control methodology as it applies to the jukebox sector. Another four patent applications cover its application to potential markets outside the jukebox industry (residential and other markets) which can be serviced by the same network configuration. The ninth patent application covers the digital technology applicable to wireless speakers. There can be no assurances concerning the scope, validity or value of such patents and patent applications; nor their freedom from infringement by others although the Registrant is not aware of any conflicting patents held by others.

     (c)  Promotion and Marketing.

     To promote the Digital Jukebox, the Registrant participated in the Amusement Showcase International trade show held in Las Vegas from March 13 through March 15, 1997, which attracts most major participants in the coin operated industry. For this, the Registrant arranged the construction of four prototype Digital Jukeboxes. Bose Corporation ("Bose"), which manufactured the prototypes for the Registrant, supplied its sound system. The Registrant also attended the Amusement & Music Operators Association (AMOA) exposition in Atlanta, Georgia during October 1997. The AMOA is the national association of operators for coin-operated machines. At this exposition, interest in the Digital Jukebox units was greatest and the Registrant obtained its largest number of preliminary orders for such units from jukebox operators.

     During 1997, the Registrant delivered twenty prototype units of the Digital Jukebox to selected jukebox operators in major cities throughout the United States, for the purpose of conducting a market trial. The trial was conducted in collaboration with MCI Telecommunications Corporation ("MCI"), which provided the telecommunication facilities and financial resources to cover the costs of storing music data in a central location, transmitting the compressed music data and installing and maintaining telephone lines to the Digital Jukeboxes on location. Bose also provided financial and technical resources relating to the engineering and manufacturing of the twenty Digital Jukebox prototypes for use in conducting this commercial market trial. The market trial was conducted from May through August 31, 1997. The objectives of the trial were to: gage receptivity of the concept by all end users; test the downloading software; ensure accountability of downloaded and pay-for-play musical numbers; gather information for the final design and accessories of Digital Jukebox production units; test the reliability of the supplier-furnished hardware items; and compare the revenue potential of the Digital Jukebox with traditional jukeboxes. Information gathered during the trial has been used to improve the Digital Jukebox and to further negotiations with record label companies.

     The Registrant's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Registrant proposes to arrange for renewal and payment of licensing fees to the performing rights societies, accountability and disbursements of royalty payments to the record label companies, ongoing provision for music selections and the manufacture and delivery of the Digital Jukeboxes to the jukebox operators. In consideration for this, the Registrant proposes to share the revenue derived from the operation of Digital Jukeboxes with jukebox operators under individualized "partnership leasing" arrangements.

Although the Registrant has received preliminary orders from jukebox operators for more than 2,000 Digital Jukeboxes on this basis, these orders are subject to entering into definitive agreements with record label companies for the right to play their music; finalizing terms of partnership lease arrangements with the jukebox operators; and their satisfaction with the Digital Jukebox units to be manufactured and delivered. There can be no assurance that this strategy will be successful or profitable to the Registrant.

     (d)  Manufacturing, Assembling and Distribution.

     The Registrant is still negotiating with record label companies for the right to play their music based on a pay-per-play royalty fee structure. There can be no assurance that it will obtain these rights on terms favorable to the Registrant. Nevertheless, the Registrant has entered into an agreement with Bose for the commercial manufacturing of the Digital Jukeboxes. Bose has agreed to produce such units beginning in May 1998, at quantities to be mutually agreed upon. The Registrant has also entered into an agreement with 146473 Canada Inc. ("Microsource") to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The quantity of computer units supplied by Microsource will coincide with the Digital Jukebox manufacturing schedule of Bose. The Registrant also entered into an agreement with MCI Telecommunications Corporation ("MCI") for a one year term by which MCI has agreed to host and maintain the central server, which will store all the music data. MCI has also agreed to provide telecommunication facilities for transmitting the compressed music data to the Digital Jukebox units across the United States.

     From the indications of interest received thusfar, the Registrant estimates that between 4,000 and 6,000 Digital Jukebox units can be manufactured, assembled and delivered to jukebox operators under its proposed partnership lease arrangements over an eighteen month period commencing July 1998. There can be no assurance that the Registrant will be able to successfully conclude its pending arrangements with record label companies for the use of their music; conclude partnership leasing agreements with jukebox operators for their use of the Digital Jukeboxes; or finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukebox units on a commercially profitable basis.

     (e)  Competition.

     Competition in the manufacture, distribution and use of conventional jukeboxes is intense. Some manufacturers have other lines of equipment, which they produce, in addition to conventional jukeboxes, within the amusement/entertainment industry. However, none of the manufacturers are known to be involved in the placement or operation of any of their jukebox units in the manner being proposed by the Registrant. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors. All of these manufacturers have far greater experience than the Registrant.

     Competition for the Registrant's Digital Jukebox can also be expected from those who seek to design, develop and market, units similar to the Digital Jukebox for use in the jukebox industry, with comparable or superior features, technologies and advances. While the Registrant believes the Digital Jukebox is currently far superior to any conventional jukebox on the market, there can be no assurance that other technologically advanced jukeboxes may not be designed and marketed by existing manufacturers or others, in competition with the Digital Jukeboxes of the Registrant.

     (f)  Funding of the Registrant's Operations.


     From December 1994 until March 1997, officers and principal shareholders of the Registrant financed its operations primarily through their own resources. On March 21, 1997, two independent Canadian Investors, Societe Innovatech du Grand Montreal and Sofinov Societe Financiere D'Innovation Inc. (the "Canadian Investors"), agreed to invest $4,000,000 Canadian Dollars (CDN) for the development and promotion of the Registrant's Digital Jukebox, upon certain terms and conditions. To accomplish this, the Canadian Investors agreed to invest $4,000,000 CDN in TouchTunes Digital Jukebox Inc. ("TouchTunes"), a Canadian company jointly controlled by the Registrant and the Canadian Investors, which was organized by the Registrant specifically for that purpose. The Registrant contracted out to TouchTunes the research and development work needed for the Digital Jukeboxes and to provide all such additional services reasonably requested by the Registrant in connection with the implementation of the Digital Jukebox project.

     The Canadian Investors initially purchased 100 Class B shares and 20
Class C shares of TouchTunes, at a price of $5,000 CDN per share, for an immediate cash consideration of $600,000 CDN. They also subscribed to an additional 680 Class C shares of TouchTunes, at a price of $5,000 CDN per share, for a consideration of $3,400,000 CDN. Both the Class C shares and the $3,400,000 CDN were deposited in escrow. The Class B and the Class C shares of TouchTunes may be exchanged at the option of the Canadian Investors, into 2,000,000 shares of Series A Preferred Stock of the Registrant and then converted share for share into Common Stock. Subsequently, on May 9, 1997, the Canadian Investors released an additional $750,000 CDN against delivery of 150 Class C shares, leaving a balance of $2,650,000 CDN and 530 Class C shares in escrow. Finally, on July 17, 1997, the Canadian Investors released the remaining $2,650,000 CDN to TouchTunes against delivery to them of the remaining 530 Class C shares of TouchTunes. These funds have been used to implement the start-up business activities of the Registrant.

     The Registrant is the owner of 800 Class A shares of TouchTunes. As a result of the foregoing transactions, the Canadian Investors own 100 Class B shares and 700 Class C shares of TouchTunes. The Class A shares entitle the holder to one vote per share. The Class B shares entitle the holder to eight votes per share and the Class C shares are non-voting. Therefore, the Registrant and the Canadian Investors have equal voting rights in TouchTunes.

     On February 11, 1998, the Canadian Investors subscribed for a principal amount of $4,000,000 (US) of debentures ("Debentures") issued by TouchTunes. The Debentures are payable by TouchTunes on demand, only after the occurrence of an event of default as defined by the subscription agreement. They bear interest at the rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount of the Debentures. At any time prior to February 11, 1999, TouchTunes has the right to require the Canadian Investors to purchase additional Debentures, up to an additional principal amount of $6,000,000 (US), bearing the same terms and conditions, in six increments of $1,000,000 each.

     On that same date, February 11, 1998, the Registrant entered into a "Debenture Put Right Agreement" with the Canadian Investors, providing them with the right and option to require the Registrant to purchase all or any part of the principal amount of Debentures they have acquired (up to $10,000,000 in principal amount), at an exchange rate of $2.00 per share, for the issuance by the Registrant of up to 5,000,000 shares of Series A Preferred Stock, convertible at the option of the holders, share for share, into an aggregate of up to 5,000,000 shares of the Registrant's Common Stock.

     Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their TouchTunes Class B and Class C Shares for Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 2,000,000 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 12% of the Common Stock of the Registrant. Upon the exchange of their $4,000,000 principal amount of Debentures into an additional 2,000,000 shares of the Registrant's Series A Preferred Stock and their conversion of such Series A Preferred shares into the Registrant's Common Stock, the Canadian Investors will own approximately 21.437% of the Registrant's Common Stock. This would increase to approximately 32.32% if the Canadian Investors are required to purchase the entire $10,000,000 principal amount of Debentures and convert all their securities of TouchTunes into shares of Common Stock of the Registrant.

     On February 11, 1998, the Registrant and the Canadian Investors amended and restated their Shareholders' Agreement of March 21, 1997. Among other things, the Amended and Restated Agreement provides that the Canadian Investors collectively are entitled to two seats on the Registrant's Board of Directors, which shall consist of at least six directors.

     Based on the Registrant's estimate that it can partnership lease between 4,000 and 6,000 Digital Jukebox units to prospective jukebox operators over a period of eighteen months commencing July 1998, the Registrant must raise between $20,000,000 and $30,00,000 (US) for the manufacturing and distribution costs of such units. While the Registrant is negotiating with financial institutions for such funds, there can be no assurances that will be able to raise this on terms satisfactory to the Registrant, or at all. Nor can there be any assurances that the Registrant will interest enough jukebox operators to enter into partnership lease arrangements of this nature. Finally, there can be no assurances that even if all these events take place, the operations of the Registrant will prove commercially profitable.

ITEM 2.   Description of Property

     The Registrant owns no real estate. Its operations are conducted through TouchTunes, its jointly owned subsidiary. Prior to March 1, 1998, TouchTunes was party to a three year lease, commencing May 1, 1997, for 3,933 square feet of office space at 1 Commerce Place Nun's Island, Verdun (Quebec) Canada, H3E 1A2. The annual minimum rent was $76,483 (CDN) payable in monthly installments. Effective March 1, 1998, TouchTunes entered into a new lease with the same landlord (thereby replacing the above lease) for a term of 10 years. The new premises comprise 13,724 square feet of office space at 3 Commerce Place, Nun's Island, Verdun, (Quebec) Canada, H3E 1H7, 4th floor. The annual minimum rental is $233,308 (CDN).

     The Registrant also has a lease for 3,934 square feet of office space at 1110 Cook Road, Suite 100, Buffalo Grove, Illinois 60089, at an annual rental of $65,000 (US), for use as a sales and marketing office and its parts distribution center, and a lease for an office at 1800 E. Sahara, Suite 107, Las Vegas, Nevada, at a nominal annual rental.

ITEM 3.   Legal Proceedings

     As of December 31, 1997, to the knowledge of the Registrant, neither the Registrant nor any of its officers or directors, was a party to any material legal proceeding or litigation, which would impact the operations of the Registrant.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

     (a)  Market for Common Stock

     The Registrant's Common Stock has traded in the over-the-counter market on the "OTC Bulletin Board" since June 7, 1995, under the symbol TCMN. The quotations below from the National Quotation Bureau, Inc. represent the high and low, bid and asked prices, by quarters, since that date. These do not include retail markups, markdowns or commissions. Nor do they represent actual transactions.


                           Bid Prices                Asked Prices
                        High         Low          High          Low
       1995
       ----
June 7 through              Unpriced                   Unpriced
June 30

July 3 through         $4.50        $1.125        $4.75        $1.875
September 29

October 2 through      $4.50        $.875        $4.875        $1.375
December 29

       1996
       ----
January 2 through      $1.625       $.875         $2.25        $1.125
March 29

April 1 through        $3.25       $1.1875        $5.00        $1.375
June 28

July 1 through         $3.75        $1.875        $4.25        $3.00
September 30

October 1 through      $2.00        $1.00         $3.00        $2.00
December 31

       1997
       ----
January 2 through      $2.75        $1.00         $4.00        $1.50
March 31

April 1 through        $2.125       $1.25         $3.00        $2.00
June 30

July 1 through         $2.625       $1.00         $3.50        $1.968
September 30

October 1 through      $1.968       $1.562       $2.062        $1.875
December 31

     On March 31, 1998, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $3.875 and $4.25 per share, respectively. On that date, there were approximately 500 holders of record of the Common Stock.

     (b)  Recent Sales of Unregistered Securities

     In the past three years, the Registrant has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or as otherwise indicated herein.

     On March 6, 1995, the Registrant agreed to issue 10,000,000 shares of Common Stock to S.G.R.M. Inc. ("SGRM"), a corporation incorporated under the laws of the Turks and Caicos Islands, in exchange for patents, patents pending and other intellectual property rights. In November 1995, this agreement was amended and the 10,000,000 shares of Common Stock were issued to Techno Expres, S.A., a French corporation, owned 33% each, by Messrs. Tony Mastronardi, Guy Nathan and Tonino Lattanzi, officers and directors of the Registrant. The 10,000,000 shares were acquired for investment by such persons, none of whom is a resident or citizen of the United States.

     During December 1995, the Registrant issued an aggregate of 909,000 shares of Common Stock as follows: 100,000 shares to Albert Dutour, an independent third party, in consideration of $150,000; 275,000 shares to Oraxium International Inc., as part of the consideration paid by the Registrant for its purchase of the platform on which the software for the Digital Jukebox is built; 300,000 shares to Tonino Lattanzi, a director of the Registrant, in consideration for operating money advanced to the Registrant in the amount of $300,000; 234,000 shares to TouchTunes Juke Box Inc., for services rendered to the Registrant having a value of $203,337 and for expenses incurred of $31,440. TouchTunes Juke Box Inc. is owned 50% by Tony Mastronardi; 16.66% by Guy Nathan; and 33.33% by Tonino Lattanzi, officers and directors of the Registrant. Oraxium International Inc. is a principal shareholder of the Registrant. The 909,000 shares were acquired for investment by such persons, none of whom is a resident or citizen of the United States.

     On September 25, 1996, the Registrant authorized the issuance of 900,888 shares of Common Stock to TouchTunes Juke Box Inc. for a cash consideration of $477,470 and 75,000 shares to Giovanni D'Andrea, an independent third party, for professional services valued at $40,000. On December 20, 1996, the Registrant authorized the issuance of 400,000 shares of Common Stock to Oraxium International Inc., in consideration for agreeing to extend the scope and duration of a non-competition covenant given to the Registrant and 50,000 shares each, to Pierre Martineau and Sylvain Duchesne, employees of of TouchTunes Juke Box Inc., in consideration for their non-compete covenants. On December 27, 1996, the Registrant authorized the issuance of 199,819 shares of Common Stock to TouchTunes Juke Box Inc. for a cash consideration of $420,698. All 1,675,707 shares were issued in April 1997 and were acquired for investment by such persons, none of whom (except for Mr. D'Andrea) is a resident or citizen of the United States.

     On April 1, 1997, the Board of Directors authorized the issuance of 56,820 shares of Common Stock to repay accounts payable totalling $85,230 and authorized the issuance of 17,117 shares of Common Stock to a Director for cash consideration of $31,565. These shares were issued on October 7, 1997 to such two persons who acquired these shares for investment.

     Reference is made to the transactions described in Item 1 (f) above, between Societe Innovatech du Grand Montreal and Sofinov Societe Financiere d'Innovation Inc. (the "Canadian Investors"); the Registrant; and TouchTunes Digital Jukebox, Inc. ("TouchTunes") a Canadian company jointly controlled by the Registrant and the Canadian Investors, which information is incorporated herein by such reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their TouchTunes Class B and Class C Shares for Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 2,000,000 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 12% of the Common Stock of the Registrant. Upon the exchange of their $4,000,000 principal amount of Debentures into an additional 2,000,000 shares of the Registrant's Series A Preferred Stock and their conversion of such Series A Preferred shares into the Registrant's Common Stock, the Canadian Investors will own approximately 21.437% of the Registrant's Common Stock. This would increase to approximately 32.32% if the Canadian Investors are required to purchase the entire $10,000,000 principal amount of Debentures and convert all their securities of TouchTunes into shares of Common Stock of the Registrant.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

     (a)  Plan of Operations

     Management believes the Registrant's on-going development of the Digital Jukebox provides it with opportunities for future financial success. To date, the Registrant's financial resources have been used primarily to finance development and professional costs relating to the patent applications in connection with the Digital Jukebox. From the indications of interest received thusfar, the Registrant estimates that between 4,000 and 6,000 Digital Jukebox units can be manufactured, assembled and delivered to jukebox operators under its proposed partnership lease arrangements over an eighteen month period commencing July 1998 (see Item 1(c) "Promotion and Marketing"). The Registrant has generated no revenue to date, and none is expected until it concludes the start-up phase for the Digital Jukebox, which is now anticipated in July 1998. There can be no assurance that this marketing strategy will be successful or profitable to the Registrant.

     (b)  Seasonality

     Management is not aware of any factors or attributes relating to the Registrant's business that have caused, or in the future are reasonably likely to cause, any seasonality which would have a material effect on the Registrant's financial condition or results of operations.

     (c)  Liquidity and Capital Resources

     On March 21, 1997 and February 11, 1998, the Canadian Investors agreed to invest $4,000,000 (CDN) and $10,000,000 (US) for the further development and promotion of the Digital Jukebox, upon certain terms an conditions previously described. (See Item 1(f) "Funding of the Registrant's Operations"). This will supply the Company with sufficient capital resources necessary to conclude the financing of its start-up activities, and commence commercial operations. Based on the Registrant's estimate that it can partnership lease between 4,000 and 6,000 Digital Jukebox units to prospective jukebox operators over a period of eighteen months commencing July 1998, the Registrant must raise between $20,000,000 and $30,00,000 (US) for the manufacturing and distribution costs of such units. The Registrant is negotiating with financial institutions for such funds, however, there can be no assurances that it will be able to raise this on terms satisfactory to the Registrant, or at all.

ITEM 7.   Financial Statements

Attached is Appendix A containing the following information:
     Independent Auditor's Report
     Balance Sheet as of December 31, 1997 and 1996
     Statement of Operations for the period of December 8, 1994 through December 31, 1997
     Statement of Stockholders' Equity (Deficiency) for the period of December 8, 1994 through December 31, 1997
     Statement of Cash Flows for the period of December 8, 1994 through December 31, 1997
     Notes to Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Registrant has engaged the accounting firm of Ernst & Young to audit its financial statements for the fiscal year ended December 31,1997, thereby terminating the engagement of its prior auditor. The Board of Directors made this decision to change the Registrant's auditors on February 25, 1998. The principal accountant's report on the financial statements for either of the past two years did not contain any adverse opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

     (a)  Directors and Officers.

     The executive officers and directors of the Registrant are listed below. The term of each director is for one year.

     Name                   Office                        Age

     Tony Mastronardi       Chief Executive Officer       37
                            President and Director
                            (Since December 1994)

     Guy Nathan             Senior Vice President,
                            Secretary, Director           54
                            (Since December 1994)

     Tonino Lattanzi        Vice President and Director   46
                            (Since December 1994)

     Jacques Bourque        Assistant Secretary           46
                            And Director
                            (Since March 1997)

     Pierre Pharand         Director                      55
                            (Since March 1997)

     Caroline Singleton     Director                      44
                            (Since February 1998)

Tony Mastronardi resides in Montreal, Canada. Between 1984 to 1994, Mr. Mastronardi was employed by Les Pavages Samacon Inc., a Montreal-based family-owned construction company. Since April 1993, he has also been active in the Management of Viatel Communications Inc., a Montreal-based cellular phone distributor. He completed his post-secondary school studies at Dawson College in 1981.

Guy Nathan currently resides in Montreal, Canada. Mr. Nathan is an inventor, having patented numerous intellectual property inventions since 1965. He also founded several companies for the purpose of promoting and marketing his inventions. Mr. Nathan has a great deal of experience in telecommunications. He was directly involved in the creation of photovoltaic powered television transmitters and repeaters and microwave links; created a photovoltaic powered modular television set for communal and educational TV use in third world countries; acted as consultant for numerous African countries in matters of telecommunications, more particularly in setting-up radio and television networks by satellite; developed satellite dish antennas for direct television reception in KV band and developed and patented an interactive cable TV.

Tonino Lattanzi resides in France. Mr. Lattanzi has organized and been an active shareholder in several European corporations since 1975. In 1975, he organized Bennes Expres, a French corporation specializing in industrial waste management and residential garbage collection. In 1989, he organized Netubra, an Italian corporation which performs the same functions in Italy as Bennes Expres does in France. In 1989, he also organized France Pressions Expres, a French corporation specializing in construction alteration, road repairs and cement structures.

Jacques Bourque resides in Montreal, Canada. Mr. Bourque is a lawyer and senior partner of the law firm of Guy & Gilbert, which has offices in Montreal, Canada. Mr. Bourque graduated from the law faculty of Universite de Montreal in 1973 and was admitted to the Bar of the Province of Quebec in 1975. He also holds a Masters in Business Administration from McGill University in 1977. Mr. Bourque has extensive experience in corporate and commercial law, specializing in mergers and acquisitions.

Pierre Pharand resides in Montreal, Canada. Mr. Pharand was appointed Vice President of Sofinov, Societe Financiere d'Innovation Inc. ("Sofinov") in September 1996. Sofinov is a venture capital fund and a wholly owned subsidiary of Caisse de Depot et Placement du Quebec, a major pension fund with 69 billion dollars Canadian of assets under management. Mr. Pharand holds a Bachelor's degree in industrial relations from the Universite de Montreal in 1972 and a Bachelor's degree in business administration from McGill University in 1964. He is also a Chartered Administrator. Prior to joining Sofinov, Mr. Pharand was President of Acero Management International Inc., a consulting firm specializing in the corporate development of technology-related companies. He was also Chairman of the Board as well as President and Chief Executive Officer of Datagram Inc., a communications and technology company. Mr. Pharand has held a number of managerial positions with Campagnie Generale D'Electricite de France, where he was in charge of different subsidiaries.

Caroline Singleton is Project Director, Information Technology for Societe Innovatech du Grand Montreal ("Innovatech"), a 350 million dollar high-technology venture capital fund. Prior to joining Innovatech in 1997, Ms. Singleton was president of Tordion Consulting Inc., a company specializing in the management of high technology projects in Canada, the United States and the Far East. She obtained a B.Sc. in Mathematics (Honours) from McGill University in 1978 and during the course of her career has designed or managed state-of-the-art software systems in many different areas including astrophysics, electric power generation, telecommunications, banking and medical technology. She currently serves on the Board of Directors of a number of leading edge technology companies and professional organizations and is a former elected member of the Canadian Executive Board of DECUS (The Digital Computer Users Society), an international organization which at the time had 50,000 members world-wide. Ms. Singleton resides in Montreal.

     (b)  Section 16(a) Beneficial Ownership Reporting Compliance.

     All reporting persons of the Registrant have filed the Forms 3 and 4 required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. None of such filings was made timely. The following are the number of reports and transactions filed late:

                    Tony Mastronardi:  Form 3 and one Form 4
                    Guy Nathan:  Form 3 and one Form 4
                    Tonino Lattanzi:  Form 3 and one Form 4
                    Techno Expres, SA:  Form 3
                    Jacques Bourque:  Form 3
                    Pierre Pharand:  Form 3
                    Caroline Singleton:  Form 3
                    Andre Duquenne:  Form 3*
_____________________
* Mr. Duquenne is no longer a director of the Registrant.

ITEM 10.  Executive Compensation

     Until January 1, 1997, the Registrant had no arrangement for the remuneration of its officers and directors, except that they received reimbursement for actual, out-of-pocket expenses, including travel expenses, made on behalf of the Registrant. No remuneration was paid to the officers and directors of the Registrant for the year ended December 31, 1996.

     On March 11, 1997, the Registrant entered into an employment agreement with Tony Mastronardi, its President. The term of his employment is for five years and the salary for his first year of employment was fixed at $125,000 Canadian. The salary was payable commencing January 1, 1997. Mr. Mastronardi entered into a non-competition and confidentiality agreement with the Registrant for as long as he remains in its employ and for an additional year thereafter. The non-competition covenant will also continue for as long as Mr. Mastronardi owns any shares, directly or indirectly, in the Registrant.

     On March 11, 1997, the Registrant also negotiated an employment agreement with Guy Nathan, its Senior Vice President and Secretary. The terms of the employment agreement with Mr. Nathan are identical to those of the employment agreement entered with Mr. Mastronardi. Mr. Nathan also executed a non-competition and confidentiality agreement in favour of the Registrant on terms identical to those of the non-competition and confidentiality agreement executed by Mr. Mastronardi.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial stock ownership of the Registrant's executive officers and directors and each person known by the Registrant to own five percent or more of the outstanding shares of its Common Stock as of March 31, 1998.

     Name and Address             Amount and Nature
     of Beneficial Owner          of Beneficial          Percent of
                                  Ownership              Class
     ------------------------    ----------------------  ------------

     Tony Mastronardi             10,001,920 shares (1)  68.23%
     President, Director          866,825 shares (2)     5.91%
     4973, Felix Mclernan
     Pierrefonds, QC H8Y 3L2

     Guy Nathan                   10,001,920 shares (1)  68.23%
     Senior Vice President        866,825 shares (2)     5.91%
     Secretary, Director
     3555 Cote des Neiges, PH 17
     Montreal, Quebec
     H3H 1V2

     Tonino Lattanzi              328,038 shares         2.24%
     Vice President, Director     10,001,920 shares (1)  68.23%
     12, rue Dubois               866,825 shares (2)     5.91%
     92140                        14,666 shares (3)      0.10%
     Clamart France

     Jacques Bourque              20,717 shares          0.14%
     Director
     770, Sherbrooke Street,
     West
     Suite 2300
     Montreal, QC H3A IG1

     All officers and             11,232,166 shares      76.625%
     Directors as a group
     (four persons)

     Oraxium International        751,600 shares (4)     5.13%
     P.O. Box 159
     Hibiscus Square
     Pond Street, Grand Turk
     Turks and Caicos Islands
     British West Indies

_____________________
(1) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, 94140 Alfortville France, the owner of 10,001,920 shares of the Registrant's Common Stock.

(2) Messrs. Mastronardi, Nathan and Lattanzi own 50%, 16.67% and 33.33% respectively, of the capital stock of Touchtunes Juke Box Inc., a Canadian corporation with offices at 1 Commerce Place, Suite 330, Nuns Island (Quebec) H3E 1A2, the owner of 866,825 shares of the Registrant's common Stock.

(3) Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy the owner of 14,666 shares of the Registrant's Common Stock.

(4) Oraxium International Inc. is an independent corporation which acquired 901,600 shares of common Stock from the Registrant between December 1994 and April 1997 for work involving the Digital Jukebox technology and software. The Registrant has been informed that Oraxium International Inc. was organized under the laws of Turks and Caicos Islands.

ITEM 12.  Certain Relationships and Related Transactions.

     (a) On September 25, 1996, the Registrant authorized the issuance of 900,888 shares of Common Stock to Touchtunes Juke Box Inc. for a cash consideration of $477,470. On December 20, 1996, the Registrant authorized the issuance of 400,000 shares of Common Stock to Oraxium International Inc., in consideration for agreeing to extend the scope and duration of a non-competition covenant given to the Registrant and 50,000 shares each, to Pierre Martineau and Sylvain Duchesne, employees of Touchtunes Juke Box Inc., in consideration for their non-compete covenants. On December 27, 1996, the

Registrant authorized the issuance of 199,819 shares of Common Stock to Touchtunes Juke Box Inc. for a cash consideration of $420,698. On April 1, 1997, the Registrant approved the issuance of 17,117 shares to Jacques Bourque for a cash consideration of $31,565. Jacques Bourque is a director of the Registrant. Touchtunes Juke Box Inc. is owned 50% by Tony Mastronardi; 16.66% by Guy Nathan; and 33.33% by Tonino Lattanzi, officers and directors of the Company. Oraxium International Inc. is a principal shareholder of the Registrant.

     (b) Reference is made to the transactions described in Item 1 (f) above, between Societe Innovatech du Grand Montreal and Sofinov Societe Financiere d'Innovation Inc. (the "Canadian Investors"); the Registrant; and TouchTunes Digital Jukebox, Inc. ("TouchTunes") a Canadian company jointly controlled by the Registrant and the Canadian Investors, which information is incorporated herein by such reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their TouchTunes Class B and Class C Shares for Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 2,000,000 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 12% of the Common Stock of the Registrant. Upon the exchange of their $4,000,000 principal amount of Debentures into an additional 2,000,000 shares of the Registrant's Series A Preferred Stock and their conversion of such Series A Preferred shares into the Registrant's Common Stock, the Canadian Investors will own approximately 21.437% of the Registrant's Common Stock. This would increase to approximately 32.32% if the Canadian Investors are required to purchase the entire $10,000,000 principal amount of Debentures and convert all their securities of TouchTunes into shares of Common Stock of the Registrant.

     (c) By reason of their respective stock ownership in Techno Expres, SA, a French corporation; Touchtunes Juke Box Inc., a Canadian corporation; and Neturba SRL, an Italian corporation, Messrs. Tony Mastronardi, Guy Nathan and Tonino Lattanzi, officers and directors of the Registrant, may be deemed "parents" of the Registrant. Reference is made to Item 11 above, for the precise number of shares owned by each of them in each such corporation.

ITEM 13.  Exhibits and Reports on Form 8-K

                               Index To Exhibits

Exhibit
Number                   Description
-------                  -----------
3. (i) Registrant's Amended and Restated Articles of Incorporation. Reference is made to Exhibit 8 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

3. (ii) Registrant's Bylaws. Reference is made to Exhibit 3 (i) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

4.        Form of Registrant's Common Stock certificates.  Reference is made to
          Exhibit 3 (ii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

9. Shareholder Agreement between Techno Expres S.A. the majority shareholder of Registrant and the Selling Shareholders dated March 21, 1997, relative to their shares of Registrant. Reference is made to Exhibit 7 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (i) Agreement of Sale between Touchtunes Jukebox Joint Venture and Registrant, dated December 9, 1994, relative to transfer of patent rights in exchange for 1,000,000 shares of Common Stock of Registrant. Reference is made to Exhibit A of Registrant's Form 10-K for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.

10. (ii) Summary of International Patent Application for the Digital Jukebox. Reference is made to Exhibit B of Registrant's Form 10-K for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.

10. (iii) Development Agreement between Touchtunes Jukebox Inc. and Registrant, dated March 8, 1995. Reference is made to Exhibit C of Registrant's Form 10-K for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.

10. (iv) Agreement between Oraxium International, Inc. and Registrant, dated January 30, 1995, relative to the acquisition of a computer operating system. Reference is made to Exhibit A of Registrant's Form 8-K for the month of March 1995, which Exhibit is incorporated herein by reference.

10. (v) Agreement between S.G.R.M. Inc. and Registrant, dated March 6, 1995, relative to the acquisition of patent rights in exchange for 10,000,000 shares of Common Stock. Reference is made to Exhibit B of Registrant's Form 10-K for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.

10. (vi) Amended Agreement between S.G.R.M. Inc., Techno Expres, S.A. and Registrant, dated November 30, 1995, relative to the acquisition of patent rights in exchange for 10,000,000 shares of Common Stock. Reference is made to Exhibit C annexed to Registrant's Form 8-K for the month of November 1995, which Exhibit is incorporated herein by reference.

10. (vii) Subscription Agreement for the purchase of 100 Class B shares and 20 Class C shares of TouchTunes Digital Jukeboxes Inc., dated March 21, 1997. Reference is made to Exhibit 1 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (viii)Escrow Agreement for the deposit of $3,400,000 CDN and 680 Class
          C shares of TouchTunes by the Selling Shareholders, dated March 21, 1997. Reference is made to Exhibit 2 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (ix) Agreement between TouchTunes and Registrant, relative to work to be rendered in connection with Registrant's Digital Jukebox project. Reference is made to Exhibit 4 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (x) Stock Exchange Agreement between Registrant and Selling Shareholders for the exchange by the Selling Shareholders of their Class B and Class C shares of TouchTunes for Series A Preferred shares of Regis-trant. Reference is made to Exhibit 5 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (xi) Subscription Agreement for the purchase of 100 Series A Preferred shares of Registrant by the Selling Shareholders. Reference is made to Exhibit 6 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (xii) Shareholder Agreement between Techno Expres S.A., the majority shareholder of Registrant and the Selling Shareholders, relative to their shares of Common Stock of Registrant. Reference is made to
          Exhibit 7 of Registrant's Form 8-K for the month of March 1997, which
          Exhibit is incorporated herein by reference.

10. (xiii)Employment and Non-Competition Agreement between Registrant and Tony Mastronardi. Reference is made to Exhibit 9 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (xiv) Employment and Non-Competition Agreement between Registrant and Guy Nathan. Reference is made to Exhibit 10 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10. (xv) Lease for premises at One Commerce Place, Nun's Island, Verdun (Quebec), Canada, H3E 1A2 between TouchTunes Digital Jukebox Inc. and landlord of said premises. Reference is made to Exhibit 10(xv) of Registrant's Registration Statement on form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

10. (xvi) OEM Purchase and Development Agreement with Bose Corporation, dated March 1997. Reference is made to Exhibit 10(xvi) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

10. (xvii)Jukebox License Office Certificate, dated March11, 1997.
          Reference is made to Exhibit 10(xvii) of Registrant's Registration

          Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

10.(xviii)Jukebox License Agreement with the American Society of Composers
          Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated March 11, 1997. Reference is made to Exhibit 10(xviii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

10. (xix) Subscription Agreement dated February 11, 1998, by and among Societe Innovatech du Grand Montreal, Sofinov Societe Financiere d'Innovation Inc. and TouchTunes Digital Jukebox Inc. for the purchase of up to an aggregate of $10,000,000 (US) Debentures. Reference is made to
          Exhibit 2 of Registrant's Form 8-K for the month of February 1998, which Exhibit is incorporated herein by reference.

10. (xx) Debenture Put Right Agreement dated February 11, 1998, by and among Societe Innovatech du Grand Montreal, Sofinov Societe Financiere d'Innovation Inc. and Technical Maintenance Corporation. Reference is made to Exhibit 3 of Registrant's Form 8-K for the month of February 1998, which Exhibit is incorporated herein by reference.

10. (xxi) Amended and Restated Shareholders' Agreement dated February 11, 1998, by and among Techno Expres S.A., Societe Innovatech du Grand Montreal, Sofinov Societe Financiere d'Innovation Inc. and Technical Maintenance Corporation. Reference is made to Exhibit 4 of Registrant's Form 8-K for the month of February 1998, which Exhibit is incorporated herein by reference.

16. Letter from prior auditor, Armstrong Gilmour Accountancy Corporation, relative to the information set forth in Item 4 of Registrant's Form 8-K/A for the month of February 1998, which Exhibit is incorporated herein by reference.

27.       Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHNICAL MAINTENANCE CORPORATION



Dated: April 30, 1998              Per: /s/Tony Mastronardi
                                       ----------------------
                                       Tony Mastronardi
                                       President and Director


Dated: April 30, 1998              Per: /s/Guy Nathan
                                       ----------------------
                                       Guy Nathan
                                       Secretary and Director

                                  APPENDIX A

                       TECHNICAL MAINTENANCE CORPORATION

                             FINANCIAL STATEMENTS


                                     INDEX
                                    -------



                                                                 Page

     Independent Auditor's Report................................ (i)

     Balance Sheet as of December 31, 1997 and 1996.............  (ii)

     Statement of Operations for the period of
     December 8, 1994 through December 31, 1997.................  (iii)

     Statement of Stockholders' Equity (Deficiency)
     For the period of December 8, 1994 through December 31, 1997 (iv)

     Statement of Cash Flows for the period of
     December 8, 1994 through December 31, 1997.................  (vi)


     Notes to Financial Statements..............................  (vii)

                    FINANCIAL STATEMENTS


                    TECHNICAL MAINTENANCE    CORPORATION
                    [A Development Stage Company]




                    December 31, 1997






























                                 ERNST & YOUNG
    Membre d'Ernst & Young International, Ltd. / A member of Ernst & Young
                              International, Ltd.




                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors of
Technical Maintenance Corporation [A Development Stage Company]

We have audited the accompanying balance sheet of Technical Maintenance Corporation (a development stage enterprise) as at December 31, 1997, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended, and for the period December 8, 1994 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1996, and for the period December 8, 1994 through December 31, 1996, were audited by other auditors whose report dated March 28, 1997 expressed an unqualified opinion on those statements. The financial statements for the December 8, 1994 through December 31, 1996 includes a net loss of $1,777,033.

Our opinion on the statements of operations, stockholders' deficiency, and cash flows for the period December 8, 1994 through December 31, 1997, insofar as it relates to amounts for prior periods through December 31, 1996, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Technical Maintenance Corporation, at December 31, 1997 and the results of its operations and its cash flows for the year then ended and the period December 8, 1994 through December 31, 1997, in conformity with accounting principles generally accepted in the United States.


Montreal, Canada                  /s/Ernst & Young
April 3, 1998.                    Chartered Accountants

                                      (i)

ERNST & YOUNG

Technical Maintenance Corporation [A Development Stage Company]


                                         BALANCE SHEETS

As at December 31
[in U.S. dollars]
                                                                       1997          1996
                                                                           $             $
---------------------------------------------------------------- ------------   -----------

ASSETS
Current
Cash                                                                    773            96
Prepaid expenses                                                          _        21,306
---------------------------------------------------------------- ------------   -----------
Total current assets                                                    773        21,402
---------------------------------------------------------------- ------------   -----------
Investment in jointly controlled company [note 2]                    49,735             _
Fixed assets [note 3]                                               162,887       239,177
Non-competition agreement _ net of accumulated amortization
   of $200,000 [1996 _ Nil] [note 5]                                800,000     1,000,000
Patents _ net of accumulated amortization of $301,360
   [1996 _ $154,567] [note 5]                                       558,309       453,693
---------------------------------------------------------------- ------------   -----------
                                                                  1,571,704     1,714,272
---------------------------------------------------------------- ------------   -----------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable                                                     12,985        94,415
Accrued expenses                                                     28,893        45,930
Accrued non-competition agreement obligations [note 5]                    _     1,000,000
Advances from stockholders [note 5]                                   1,000       909,031
Due to jointly controlled company [notes 2 and 5]                 2,484,397             _
---------------------------------------------------------------- ------------   -----------
Total current liabilities                                         2,527,275     2,049,376
---------------------------------------------------------------- ------------   -----------

Commitments [note 7]

Stockholders' deficiency
Series A preferred stock, $.001 par value
   Authorized:  10,000,000 shares
   Issued and outstanding:  100 [1996 - Nil]                              1             _
Class A common stock, $.001 par value
 Authorized:  25,000,000 shares
 Issued and outstanding:  14,658,644 [1996 - 12,909,000]             14,659        12,909
Additional paid-in capital                                        3,483,382     1,430,020
Accumulated deficit                                                  (1,000)       (1,000)
Deficit accumulated during the development stage                 (4,452,613)   (1,777,033)
---------------------------------------------------------------- ------------   -----------
Total stockholders' deficiency                                     (955,571)     (335,104)
---------------------------------------------------------------- ------------   -----------
                                                                  1,571,704     1,714,272
---------------------------------------------------------------- ------------   -----------

See accompanying notes

On behalf of the Board:

                           Director                Director

                                   (ii)

Technical Maintenance Corporation [A Development Stage Company]


                                STATEMENTS OF OPERATIONS


Years ended December 31




                                                                        Development
                                                                             period
                                                                       Dec. 8, 1994 -
                                      1997         1996         1995  Dec. 31, 1997
                                         $            $            $              $
-------------------------------- ---------- ------------ ------------ --------------
Net sales                                -            -            -             -
-------------------------------- ---------- ------------ ------------ --------------

Operating expenses
Research and development           841,654      246,430      148,306     1,236,390
Professional and consulting
   fees                            590,799      223,899      289,619     1,104,317
Travel and transportation          219,953      116,126      147,559       483,638
Management fees                     80,493       85,847       37,762       204,102
Selling and promotional
   expenses                        316,132       65,681            -       381,813
Office expenses                    106,576       40,165       20,856       167,597
Rent expense                        61,251       24,579       26,185       112,015
Depreciation                        76,290       77,726       71,726       225,742
Amortization                       346,793      111,517       43,050       501,360
Interest expense                    84,790            _            _        84,790
-------------------------------- ---------- ------------ ------------ --------------
Net loss before share of
   net income in jointly
    controlled company           2,724,731      991,970      785,063     4,501,764
Share of net income in
   jointly controlled
   company [note 2]                 49,151            _            _        49,151
-------------------------------- ---------- ------------ ------------ --------------
Net loss                         2,675,580      991,970      785,063     4,452,613
-------------------------------- ---------- ------------ ------------ --------------


Per common share [note 6]
Basic net loss per share              0.19         0.08         0.07             _


See accompanying notes

                                    (iii)

Technical Maintenance Corporation [A Development Stage Company]


                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Years ended December 31


                                  Series A          Class A
                                 Preferred       Common Stock
                                   Stock
                               ---------------------------------
                                                                                             Deficit
                                                                                           accumulated
                                                                  Additional                during the
                                                                    paid-in   Accumulated  development
                               Shares  Amount   Shares    Amount    capital     deficit       period       Total
                                         $                   $         $           $            $            $
------------------------------ ------- ------ ----------- ------- ----------- ----------- ------------- ------------

Balances, December 8, 1994          -      -   2,000,000   2,000      62,539      (1,000)            -       63,539

Issuance of common stock
November 24
   $0.05 per share                  -      -  10,000,000  10,000     490,000           -             -      500,000
December 31
   $0.70 per share                  -      -     275,000     275     193,337           -             -      193,612
   $1.00 per share                  -      -     300,000     300     299,700           -             -      300,000
   $1.00 per share                  -      -     234,000     234     234,544           -             -      234,778
   $1.50 per share                  -      -     100,000     100     149,900           -             -      150,000
Net loss                            -      -           -       -           -           -      (785,063)    (785,063)
------------------------------ ------- ------ ----------- ------- ----------- ----------- ------------- ------------
Balances, December 31, 1995         -      -  12,909,000  12,909   1,430,020      (1,000)     (785,063)     656,866
Net loss                            -      -           -       -           -           -      (991,970)    (991,970)
------------------------------ ------- ------ ----------- ------- ----------- ----------- ------------- ------------
Balances, December 31, 1996         -      -  12,909,000  12,909   1,430,020      (1,000)   (1,777,033)    (335,104)

Issuance of preferred stock
March 15
   $1.50 per share               100       1           -       -         149           -             -          150


                                        (iv)

Technical Maintenance Corporation [A Development Stage Company]


                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) [Cont'd]


Years ended December 31


                                        Series A            Class A
                                       Preferred         Common Stock
                                         Stock
                                     -------------------------------------
                                                                                                       Deficit
                                                                                                     accumulated
                                                                            Additional               during the
                                                                             paid-in    Accumulated  development
                                     Shares  Amount    Shares      Amount    capital      deficit      period       Total
                                               $                     $          $            $            $           $
------------------------------------ ------- ------- ------------ -------- ------------ ------------ ------------ ------------

Issuance of common stock
April 21
   $0.529999 per share [see note 8]       -       -      900,888      901      476,569            -            -      477,470
   $0.533330 per share [see note 8]       -       -       75,000       75       39,925            -            -       40,000
   $2.000000 per share [see note 8]       -       -      500,000      500      999,500            -            -    1,000,000
   $2.105395 per share [see note 8]       -       -      199,819      200      420,498            -            -      420,698

October 7
   $1.50 per share [see note 8]           -       -       56,820       57       85,173            -            -       85,230
   $1.50 per share [see note 8]           -       -        5,337        5        8,000            -            -        8,005
   $2.00 per share [see note 8]           -       -       11,780       12       23,548            -            -       23,560
Net loss                                          -            -        -            -            -   (2,675,580)  (2,675,580)
------------------------------------ ------- ------- ------------ -------- ------------ ------------ ------------ ------------
Balances, December 31, 1997             100       1   14,658,644   14,659    3,483,382       (1,000)  (4,452,613)    (955,571)
------------------------------------ ------- ------- ------------ -------- ------------ ------------ ------------ ------------

See accompanying notes

                                         (v)

Technical Maintenance Corporation [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS


Years ended December 31
                                                                                  Development
                                                                                    period
                                                                                  Dec. 8/94 -
                                                  1997          1996        1995  Dec. 31/97
                                                     $             $           $            $
------------------------------------------- ----------- ------------- ----------- ------------

OPERATING ACTIVITIES
Net loss                                    (2,675,580)     (991,970)   (785,063)  (4,452,613)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Share of net income from jointly
    controlled company                         (49,151)            -           -      (49,151)
 Depreciation and amortization                 423,083       189,243     114,776      727,102
 Write-off of software development costs             _             -      27,996       27,996
Changes in assets and liabilities:
 Prepaid expenses                               21,306       (21,306)          -            -
 Accounts payable                                3,800        61,475      32,940       98,215
 Accrued expenses                               22,963        45,930           -       68,893
------------------------------------------- ----------- ------------- ----------- ------------
Cash used in operating activities           (2,253,579)     (716,628)   (609,351)  (3,579,558)
------------------------------------------- ----------- ------------- ----------- ------------

INVESTING ACTIVITIES
Investment in jointly controlled company          (584)            -           -         (584)
Increase in costs of patents                  (251,409)     (101,346)          -     (352,755)
Purchase of software                                 -             -    (110,447)    (110,447)
------------------------------------------- ----------- ------------- ----------- ------------
Cash used in investing activities             (251,993)     (101,346)   (110,447)    (463,786)
------------------------------------------- ----------- ------------- ----------- ------------

FINANCING ACTIVITIES
Due to jointly controlled company            2,484,397             -           -    2,484,397
Advances from stockholders                      (9,863)      818,070     569,798    1,378,005
Proceeds from sale of common stock              31,565             -     150,000      181,565
Proceeds from sale of preferred stock              150             -           -          150
------------------------------------------- ----------- ------------- ----------- ------------
Cash provided by investing activities        2,506,249       818,070     719,798    4,044,117
------------------------------------------- ----------- ------------- ----------- ------------
Increase in cash                                   677            96           -          773
Cash, beginning of year                             96             -           -            -
------------------------------------------- ----------- ------------- ----------- ------------
Cash, end of year                                  773            96           -          773
------------------------------------------- ----------- ------------- ----------- ------------

Supplemental cash flow information
Interest paid                                        -             -           -            -
Income taxes paid                                    -             -           -            -
------------------------------------------- ----------- ------------- ----------- ------------
Non-cash investing and financing activities
The following were exchanged for common
stock:
 Patents                                             -             -     500,000      500,000
 Software                                            -             -     193,612      193,612
 Advances from stockholders                    898,168             -     534,778    1,432,946
 Non-competition agreement                   1,000,000             -           -    1,000,000
 Accounts payable                              125,235             -           -      125,235
------------------------------------------- ----------- ------------- ----------- ------------
                                             2,023,403             -   1,228,390    3,251,793
------------------------------------------- ----------- ------------- ----------- ------------
Accrual of non-competition agreement                 -     1,000,000           -    1,000,000
------------------------------------------- ----------- ------------- ----------- ------------

See accompanying notes

                                    (vi)

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Technical Maintenance Corporation [the Company] is a development stage company which has not generated any revenue since it commenced operations in 1994. The Company's primary efforts have been directed at the development of a digital jukebox, which will utilize digital audio transfer technology to distribute music titles through a proprietary distribution network. The development of the Company's commercial products will require additional funds. There is no assurance that commercially successful products will be developed or that the Company will achieve profitable operations.

The Company's operating expenses have been funded by TouchTunes Digital Jukebox, Inc. ["TouchTunes"], a jointly controlled Canadian entity [see note 2]. Substantially all of the developmental activities are conducted through TouchTunes, for which the Company is charged all costs incurred in addition to a 5% management fee.

Basis of presentation

Investments in which the Company exercises joint control are accounted for using the equity method. Under this method, only the Company's share of net income is recorded. Note 2 to the financial statements summarizes the effect of the investments on the financial statements.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Fixed assets

Fixed assets consist of computer equipment and purchased software which are stated at cost. Depreciation commenced in 1995 and is provided on a straight-line basis over estimated useful lives of 5 years.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Foreign currency translation

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at rates of exchange in effect at the related transaction dates. Exchange gains and losses arising from the translation of foreign currency items are included in the determination of net earnings.

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs, incurred after technical feasibility has been demonstrated and which meet recoverability tests, are capitalized and amortized over the economic life of the product.
The establishment of technical feasibility and the ongoing assessment of recoverability of those costs requires judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenue, estimated economic life and changes in technology. No internal software development costs have been capitalized as of December 31, 1997.

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program distribution for telebroadcasting. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the shareholder's cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1997, legal costs associated with the registration of patents were approximately $251,000.

Non-competition agreements

The Company has non-competition agreements with the provider of computer operating systems and several system programmers who assisted in the development of the system. The agreements are effective January 1, 1997 and cover the succeeding five years. The costs are amortized on a straight-line basis over the five-year life of the agreements.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Currency of measurement

The currency of measurement used in the preparation of these financial statements is the U.S. dollar.

Income taxes

The Company accounts for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using currently enacted tax rates and laws.

Net loss per share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the year.

Reclassification

Certain 1996 balances have been reclassified to conform to the 1997 presentation.



2. INVESTMENT IN JOINTLY CONTROLLED COMPANY

On March 21, 1997, the Company acquired 800 shares of Class A common stock of TouchTunes for a total consideration of $584.

The Company controls 50% of the votes of TouchTunes and has the ability to elect 50% of the Board of Directors. Pursuant to an agreement with the other 50% shareholders of TouchTunes [the "Canadian Investors"], such shareholders can exchange their Class B and Class C common shares in TouchTunes into shares of the Company [see note 8] at any time. The Company would then own 100% of TouchTunes.

TouchTunes' revenues are derived solely from development services provided to the Company.

TouchTunes is involved in one litigation case, the outcome of which is not yet determinable. However, based on information presently available, management does not expect any material adverse result and feels the litigation is groundless.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



2. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

This investment is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes as at December 31:


                                                              $
----------------------------------------------------------------

Assets
Cash                                                     99,718
Accounts receivable                                      37,602
Due from Technical Maintenance Corporation            2,484,397
Accounts receivable - shareholder of the Company         49,685
Accounts receivable - other                              42,624
Prepaid expenses                                        131,985
Fixed assets                                            279,907
----------------------------------------------------------------
                                                      3,125,918
----------------------------------------------------------------

Liabilities
Accounts payable and accrued liabilities                135,507
Income taxes payable                                     95,383
----------------------------------------------------------------
                                                        230,890
----------------------------------------------------------------

In the event of the liquidation, dissolution or wind-up of TouchTunes, the Canadian Investors shall be entitled to receive in preference to the Company's Class A shareholders, an aggregate amount equal to $2,796,225 [CDN-$4,000,000].

For the period March 21, 1997 to December 31, 1997 the results of TouchTunes' operations were as follows (in U.S. dollars):

                                                              $
----------------------------------------------------------------

Development fees                                      1,619,556
Expenses                                              1,373,515
----------------------------------------------------------------
Earnings from operations                                246,041
Income taxes                                            101,127
----------------------------------------------------------------
Net earnings                                            144,914
----------------------------------------------------------------

Subsequent to year-end, TouchTunes entered into a capital lease agreement with total future minimum lease payments of $402,258 [CDN - $575,477].

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



2. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

TouchTunes occupies an office facility under an operating lease which expires in 2008. Future minimum rental commitments are as follows:

                                                     $
--------------------------------------------------------

1998                                            140,471
1999                                            168,561
2000                                            168,561
2001                                            168,561
2002                                            168,561
Thereafter                                      870,898
--------------------------------------------------------
                                              1,685,613
--------------------------------------------------------



3. FIXED ASSETS

Fixed assets consist of the following as at December 31:


                                   Accumulated  Net book
                             Cost  depreciation  value
                              $         $          $
--------------------------------------------------------

1997
Computer equipment          28,629    15,742     12,887
Computer operating system  360,000   210,000    150,000
--------------------------------------------------------
                           388,629   225,742    162,887
--------------------------------------------------------


1996
Computer equipment          28,629    11,452     17,177
Computer operating system  360,000   138,000    222,000
--------------------------------------------------------
                           388,629   149,452    239,177
--------------------------------------------------------

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



4. INCOME TAXES

No provision for income taxes is included in the financial statements because the Company has had continuous losses and there is no assurance that there will be future taxable income which might offset the current loss carry-forward.

The Company has unrecognized net operating loss carry-forwards of approximately $1,407,000 for U.S. federal income tax purposes, expiring as follows:

                                                     $
--------------------------------------------------------

2006                                              1,000
2009                                             28,000
2010                                            290,000
2011                                            246,000
2012                                            842,000
--------------------------------------------------------
                                              1,407,000
--------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as at December 31, 1997 are as follows:

                                                     $
--------------------------------------------------------

Net operating losses                            478,736
Depreciation and amortization expense           (58,236)
Capitalized start-up costs                    1,082,637
Intercompany interest                            28,829
--------------------------------------------------------
                                              1,531,966
Valuation allowance                          (1,531,966)
--------------------------------------------------------
Total deferred tax assets (liabilities)               _
--------------------------------------------------------

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997




5. RELATED PARTY TRANSACTIONS

The following transactions were concluded between the Company and its shareholders:

Non-competition agreement

On December 20, 1996, the Company entered into a five-year non-competition agreement with Oraxium International, Inc., which is a shareholder and the supplier of the Company's computer operating system. The agreement takes effect January 1, 1997 and provides a consideration of $800,000. The Board of Directors has authorized the issuance of 400,000 shares of restricted Class A common stock which it valued at $2 per share. The shares were issued on April 21, 1997.

Purchases

In 1995, the Company purchased a computer operating system from Oraxium International, Inc. for $360,000, which was paid through the issuance of 275,000 shares of common stock valued at $193,612. The balance of the purchase price was paid in cash.

In 1995, the Company exchanged 10,000,000 shares of its common stock for patents from its controlling shareholder, Techno Expres S.A. The patents were recorded at $500,000 which approximated Techno Expres S.A. cost.

Expenses

Touchtunes Jukebox, Inc., a shareholder, charged the Company approximately $647,000 in 1996 and $318,000 in 1995 for research and development and operating expense reimbursements. Included in the reimbursements were fees to Touchtunes Jukebox, Inc. of $85,847 in 1996 and $38,762 in 1995 as a 15% mark-up on actual costs.

In 1997, $1,365,937 [1996 - Nil, 1995 - Nil] were charged to the Company by TouchTunes Digital Jukebox, Inc. for research and development and operating expense reimbursements. Included in the reimbursements were fees to Touchtunes Jukebox, Inc. of $80,493 [1996 - Nil, 1995 - Nil] as a 5% mark-up on actual costs.

In 1995, Mr. Tonino Lattanzi, a shareholder and member of the Board of Directors, received $62,000 in fees and was reimbursed $125,000 in professional fees and $113,000 in travel and promotional expenses. Mr. Lattanzi received 300,000 shares of common stock as consideration for the fees and expenses.

Due to jointly controlled company

The balance of $2,484,397 [1996 - Nil] is due on demand and bears interest at the Canadian prime rate plus 6%. At December 31, 1997, this rate was 12.25%.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



5. RELATED PARTY TRANSACTIONS [Cont'd]

Amounts owed to stockholders

At December 31, 1996 and 1995, the Company owed Touchtunes Jukebox, Inc. a shareholder, $908,031 and $87,861, respectively, for expense advances. The advances were non-interest bearing and due on demand. In 1996, the Board of Directors approved the issuance of 1,100,707 shares of common stock in payment of $898,168 of advances from Touchtunes Jukebox, Inc.

Included in accrued non-competition agreement obligations at December 31, 1996 is an $800,000 obligation to Oraxium International, Inc.


6. LOSS PER SHARE
                                               1997        1996         1995
                                                  $           $            $
-----------------------------------------------------------------------------

 Numerator for basic loss per share -
  income available to common shareholders 2,675,580     991,970      785,063
-----------------------------------------------------------------------------

 Denominator for basic loss per share -
  weighted-average shares issued and
  outstanding                            14,092,327  12,909,000   10,535,844
-----------------------------------------------------------------------------
Basic loss per share                           0.19        0.08         0.07
-----------------------------------------------------------------------------


7. COMMITMENTS

The Company occupies an office facility under an operating lease which expires in 2003. Future minimum rental commitments are as follows:

                                                     $
--------------------------------------------------------

1998                                             65,000
1999                                             70,000
2000                                             72,000
2001                                             74,000
2002                                             76,000
2003                                              6,000
--------------------------------------------------------
                                                363,000
--------------------------------------------------------

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



8. CAPITAL STOCK

[a]   The capital stock of the Company is comprised of the following:

Authorized

Class A common stock, $.001 par value, authorized -
25,000,000 shares. Each common share has the right to one vote per share.

Series A preferred stock, $.001 par value, authorized -
10,000,000 shares. Each share of Series A preferred stock can be converted into one share of Class A common stock at the option of the holder. Each Series A preferred has the right to one vote per share.

Issued
                                                           1997        1996
                                                              $           $
----------------------------------------------------------------------------

14,658,644   Class A common stock [1996 - 12,909,000]    14,659      12,909
       100   Series A preferred stock [1996 - Nil]            1           _
----------------------------------------------------------------------------
                                                         14,660      12,909
----------------------------------------------------------------------------

The holders of the Class A common stock and Series A preferred stock are entitled to receive any dividend or any distribution declared by the Company, on an equal basis, without any distinction as to class.

[a] On September 25, 1996, the Board of Directors approved the issuance of
    75,000 shares of Class A common stock to repay accounts payable of $40,000 which were issued on April 21, 1997.

[b] On September 25, 1996, the Board of Directors approved the issuance of
    900,888 shares of Class A common stock to repay advances from stockholders totalling $477,470 which were issued on April 21, 1997.

[c] On December 20, 1996, the Board of Directors approved the issuance of
    500,000 shares of Class A common stock to repay accounts payable totalling $1,000,000 which were issued on April 21, 1997.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



8. CAPITAL STOCK [Cont'd]

[d] On December 27, 1996, the Board of Directors approved the issuance of
    199,819 shares of Class A common stock to repay advances from stockholders totaling $420,698 which were issued on April 21, 1997.

[e] On October 7, 1997, the Company issued 17,117 shares of Class A common stock for total proceeds of $31,565.

[f] On October 7, 1997, the Company issued 56,820 shares of Class A common stock to repay accounts payable totaling $85,230.

[g] The Company has reserved 2,000,000 shares of the Series A preferred stock for issuance to the Canadian Investors upon the occurrence of certain events. In addition, 2,000,000 shares of Class A common stock have been reserved for issuance in the event of the conversion of the Series A preferred stock.



9. FINANCIAL INSTRUMENTS

Fair value of financial instruments

For the Company's financial instruments, including cash, accounts payable and other accrued expenses, the carrying amounts approximate the fair value due to their short maturities.



10.SUBSEQUENT EVENTS

On February 11, 1998, the Canadian Investors subscribed for a principal amount of $4,000,000 U.S. of debentures ("Debentures") issued by TouchTunes. The Debentures are payable by TouchTunes on demand, only after the occurrence of an event of default as defined by the subscription agreement. They bear interest at the rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount of the Debentures. At any time prior to February 11, 1999, TouchTunes has the right to require the Canadian Investors to purchase additional Debentures, up to an additional principal amount of $6,000,000 U.S. bearing the same terms and conditions, in six increments of $1,000,000 each.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997



10.SUBSEQUENT EVENTS [Cont'd]

On that same date, February 11, 1998, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors, providing them with the right and option to require the Registrant to purchase all or any part of the principal amount of Debentures they have acquired (up to $10,000,000 in principal amount), at an exchange rate of $2.00 per share, for the issuance by the Company of up to 5,000,000 shares of its Series A preferred stock, convertible at the option of the holders, share for share, into an aggregate of up to 5,000,000 shares of the Company's Common Stock.