Form 10QSB
period 1998-03-31
TECHNICAL MAINTENANCE CORP
filed 1998-05-19
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

     Commission File No.:  333-7006


                TECHNICAL MAINTENANCE CORPORATION
      -----------------------------------------------------
     (Exact name of Registrant as specified in its charter)


                Nevada                           87-0485304
     -------------------------------  -------------------------------
     (State or other jurisdiction of  (I.R.S. Employer Identification
     incorporation or organization)   Number)

                           1800 E. Sahara, Suite 107
                            Las Vegas, Nevada 89104
          ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code (702)-734-7557
Issuer's facsimile number, including area code (702)-734-7500

               Class A Common Stock (Par Value $.001 per share)
               -------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   (x) Yes   (  ) No


The total number of shares of Class A Common Stock outstanding on April 30, 1998 was 14,658,644.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                            TECHNICAL MAINTENANCE CORPORATION
                              [A DEVELOPMENT STAGE COMPANY]

                                     March 31, 1998


                                          Index

                                                   Page

     Balance Sheets...................................3
     Statements of Operations.........................4
     Statements of Stockholders' Equity (Deficiency)..5
     Statements of Cash Flows.........................6
     Notes to Financial Statements....................7

Technical Maintenance Corporation [A Development Stage Company]

BALANCE SHEETS

As at:
[in U.S. dollars]                                               March 31  December 31
                                                                    1998         1997
                                                                      $            $
----------------------------------------------------------- ------------- -------------
                                                             (Unaudited)       (Note)
ASSETS
Current
Cash                                                                 736          773
----------------------------------------------------------- ------------- -------------
Total current assets                                                 736          773
----------------------------------------------------------- ------------- -------------
Investment in jointly controlled company [note 2]                 92,386       49,735
Fixed assets                                                     143,575      162,887
Non-competition agreement - net of accumulated amortization
   of $250,000 [1997 - $200,000]                                 750,000      800,000
Patents - net of accumulated amortization of $344,343
   [1997 - $301,360]                                             515,326      558,309
----------------------------------------------------------- ------------- -------------
                                                               1,502,023    1,571,704
----------------------------------------------------------- ------------- -------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable                                                       -       12,985
Accrued expenses                                                  72,776       28,893
Advances from stockholders                                         1,000        1,000
Due to jointly controlled company [notes 2]                    3,479,053    2,484,397
----------------------------------------------------------- ------------- -------------
Total current liabilities                                      3,552,829    2,527,275
----------------------------------------------------------- ------------- -------------


Stockholders' deficiency
Series A preferred stock, $.001 par value
   Authorized:  10,000,000 shares
   Issued and outstanding:  100 [1997 - 100]                           1            1
Class A common stock, $.001 par value
 Authorized:  25,000,000 shares
 Issued and outstanding:  14,658,644 [1997 - 14,658,644]          14,659       14,659
Additional paid-in capital                                     3,483,382    3,483,382
Accumulated deficit                                               (1,000)      (1,000)
Deficit accumulated during the development stage              (5,547,848)  (4,452,613)
----------------------------------------------------------- ------------- -------------
Total stockholders' deficiency                                (2,050,806)    (955,571)
----------------------------------------------------------- ------------- -------------
                                                               1,502,023    1,571,704
----------------------------------------------------------- ------------- -------------


See accompanying notes.


Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Technical Maintenance Corporation [A Development Stage Company]


STATEMENTS OF OPERATIONS


Three Months ended March 31
(unaudited)






                                        1998          1997
                                           $             $
---------------------------------- ---------- -------------

Net sales                                  -             -
---------------------------------- ---------- -------------

Operating expenses
Research and development             464,678        74,033
Professional and consulting fees     124,310       155,698
Travel and transportation             64,334        28,640
Management fees                       26,062        14,078
Selling and promotional expenses      95,337        18,526
Office expenses                       57,643        18,430
Rent expense                          30,830         6,147
Depreciation                          19,312        19,430
Amortization                          92,983        80,413
Interest expense                     162,397             _
---------------------------------- ---------- -------------
Net loss before share of
   net income in jointly
    controlled company             1,137,886       415,395
Share of net income in
   jointly controlled
   company [note 2]                   42,651             _
---------------------------------- ---------- -------------
Net loss                           1,095,235       415,395
---------------------------------- ---------- -------------


Per common share [note 3]
 Basic net loss per share              0.075         0.032


See accompanying notes

Technical Maintenance Corporation [A Development Stage Company]


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Three Months ended March 31, 1998
(Unaudited)


                                Series A            Class A
                                Preferred         Common Stock
                                  Stock
                             --------------- -----------------------
                                                                                                   Deficit
                                                                                                 accumulated
                                                                        Additional               during the
                                                                         paid-in    Accumulated  development
                             Shares  Amount     Shares       Amount      capital      deficit      period        Total
                                        $                       $           $            $            $            $
---------------------------- ------- ------- ----------- ----------- ------------- ------------- ----------- -----------
Balances, December 31, 1997     100       1   14,658,644     14,659    3,483,382      (1,000)    (4,452,613)   (955,571)
Net loss                          _       _            _          _         _              _     (1,095,235) (1,095,235)
---------------------------- ------- ------- ----------- ----------- ------------- ------------- ----------- -----------
Balances, March 31, 1998        100       1   14,658,644     14,659    3,483,382      (1,000)    (5,547,848) (2,050,806)
---------------------------- ------- ------- ----------- ----------- ------------- ------------- ----------- -----------


See accompanying notes

Technical Maintenance Corporation [A Development Stage Company]

STATEMENTS OF CASH FLOWS


Three Months ended March 31
(Unaudited)
                                                    1998           1997
                                                       $              $
--------------------------------------------- ----------- --------------

OPERATING ACTIVITIES
Net loss                                      (1,095,235)      (415,395)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Share of net income from jointly
 controlled company                              (42,651)             -
Depreciation and amortization                    112,295         99,843

Changes in assets and liabilities:
 Prepaid expenses                                      -              -
 Accounts payable                                (12,985)        21,306
 Accrued expenses                                 43,883         (9,768)
 Advances from
 Affiliated Company                                    -        436,260
--------------------------------------------- ----------- --------------
Cash used in operating activities               (994,693)       132,246
--------------------------------------------- ----------- --------------

INVESTING ACTIVITIES
Investment in jointly controlled company               _           (583)
Increase in costs of patents                           _       (131,909)
--------------------------------------------- ----------- --------------
Cash used in investing activities                      _       (132,492)
--------------------------------------------- ----------- --------------

FINANCING ACTIVITIES
Due to jointly controlled company                994,656
Proceeds from sale of preferred stock                               150
--------------------------------------------- ----------- --------------
Cash provided by investing activities            994,656            150
--------------------------------------------- ----------- --------------
Decrease in cash                                     (37)           (96)
Cash, beginning of period                            773             96
--------------------------------------------- ----------- --------------
Cash, end of period                                  736              _
--------------------------------------------- ----------- --------------

Supplemental cash flow information
Interest paid                                          _              _
Income taxes paid                                      _              _
--------------------------------------------- ----------- --------------


See accompanying notes

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

March 31, 1998
(Unaudited)


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

March 31, 1998
(Unaudited)


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

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs, incurred after technical feasibility has been demonstrated and which meet recoverability tests, are capitalized and amortized over the economic life of the product.
The establishment of technical feasibility and the ongoing assessment of recoverability of those costs requires judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenue, estimated economic life and changes in technology. No internal software development costs have been capitalized as of March 31, 1998.

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


March 31, 1998
(Unaudited)

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

Net loss per share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the year or period.

Reclassification

Certain 1997 balances have been reclassified to conform to the 1998 presentation.


2. INVESTMENT IN JOINTLY CONTROLLED COMPANY

On March 21, 1997, the Company acquired 800 shares of Class A common stock of TouchTunes for a total consideration of $584.

The Company controls 50% of the votes of TouchTunes and has the ability to elect 50% of the Board of Directors. Pursuant to an agreement with the other 50% shareholders of TouchTunes [the "Canadian Investors"], such shareholders can exchange their Class B and Class C common shares in TouchTunes into shares of the Company at any time. The Company would then own 100% of TouchTunes.

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

March 31, 1998
(Unaudited)


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

TouchTunes is involved in one litigation case, the outcome of which is not yet determinable. However, based on information presently available, management does not expect any material adverse result and believes the litigation is without merit.

This investment is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes as at March 31:

                                                                      $
------------------------------------------------------------------------

Assets

Cash                                                            133,932
Term Deposit                                                  3,024,947
Accounts receivable                                              96,380
Due from Technical Maintenance Corporation                    3,479,053
Accounts receivable _ shareholder of the Company                 50,060
Accounts receivable _ other                                       9,119
Prepaid expenses                                                278,070
Fixed assets                                                    925,858
------------------------------------------------------------------------
                                                              7,997,419
------------------------------------------------------------------------

Liabilities

Accounts payable and accrued liabilities                        265,114
Income taxes payable                                            154,871
Deferred grant                                                  158,473
Current portion of capital lease obligation                      64,092
Debenture payable-shareholders'                               4,000,000
Long-term portion of capital lease obligation                   353,390
------------------------------------------------------------------------
                                                              4,995,940
------------------------------------------------------------------------
Shareholders' Equity                                          3,001,479
------------------------------------------------------------------------
                                                              7,997,419
------------------------------------------------------------------------

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

March 31, 1998
(Unaudited)


For the period January 1, 1998 to March 31, 1998 the results of TouchTunes' operations were as follows (in U.S. dollars):

                                                      $
--------------------------------------------------------

Development fees                                616,647
Expenses                                        473,005
--------------------------------------------------------
Earnings from operations                        143,642
Income taxes                                     58,340
--------------------------------------------------------
Net earnings                                     85,302
--------------------------------------------------------

In March, 1998, TouchTunes entered into a capital lease agreement with total future minimum lease payments of $402,258 [CDN _ $575,477].


3. LOSS PER SHARE

   Three Months Ended March 31                     1998         1997
                                                      $            $
---------------------------------------------------------------------

 Numerator for basic loss per share -
   income available to common shareholders    1,095,235      415,395
---------------------------------------------------------------------

 Denominator for basic loss per share _
  weighted-average shares issued and
  outstanding                                14,658,644   12,909,000
---------------------------------------------------------------------
Basic loss per share                              0.075        0.032
---------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (a)    Plan of Operations

     Management believes the Registrant's on-going development of the Digital Jukebox provides it with opportunities for future financial success. To date, the Registrant's financial resources have been used primarily to finance development and professional costs relating to the patent applications in connection with the Digital Jukebox. From the indications of interest received thusfar, the Registrant estimates that between 4,000 and 6,000 Digital Jukebox units will be ordered, manufactured, assembled and delivered to jukebox operators under its proposed partnership lease arrangements over an eighteen month period commencing July 1998. The Registrant has generated no revenue to date, and none is expected until it begins commercial delivery and operation of Digital Jukeboxes, which is now anticipated to begin in July 1998. There can be no assurance that this marketing strategy will be successful or profitable to the Registrant.

        (b)    Seasonality

     Management is not aware of any factors or attributes relating to the Registrant's business that have caused, or in the future are reasonably likely to cause, any seasonality which would have a material effect on the Registrant's financial condition or results of operations.

         (c)   Liquidity and Capital Resources

     On March 21, 1997 and February 11, 1998, the Canadian Investors agreed to invest $4,000,000 (CDN) and $10,000,000 (US), respectively, for the development and promotion of the Digital Jukebox, upon certain terms an conditions described in previous filings. This will supply the Company with sufficient capital resources to conclude the financing of its start-up activities, and to commence commercial delivery and operation of Digital Jukeboxes to jukebox operators. Based on the Registrant's estimate that it can partnership lease between 4,000 and 6,000 Digital Jukebox units to prospective jukebox operators over a period of eighteen months commencing July 1998, the Registrant must raise between $20,000,000 and $30,00,000 (US) for the manufacturing and distribution costs of such units over such period of time. The Registrant is negotiating with financial institutions for such funds, however, there can be no assurances that it will be able to raise this on terms satisfactory to the Registrant, or at all.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                               Index To Exhibits

Exhibit
Number                   Description
-------                  ------------

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

10.(viii) Escrow Agreement for the deposit of $3,400,000 CDN and 680 Class C shares of TouchTunes by the Selling Shareholders, dated March 21, 1997. Reference is made to Exhibit 2 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

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

10.(xiii) Employment and Non-Competition Agreement between Registrant and Tony
          Mastronardi. Reference is made to Exhibit 9 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

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

10.(xvii) Jukebox License Office Certificate, dated March11, 1997. Reference is made to Exhibit 10(xvii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

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

27.       Financial Data Schedule.


                              Reports on Form 8-K

Report
Number                   Description
------                   -----------

1.        Form 8-K filed for the month of February 1998, dated March 30, 1998.
          Items 1, 4 and 7.
2.        Form 8-K/A filed for the month of February 1998, dated April 9, 1998.
          Item 4.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNICAL MAINTENANCE CORPORATION

Dated: May 15, 1998      Per:  /s/Tony Mastronardi
                              -----------------------------------
                                     Tony Mastronardi
                                     Chief Executive Officer
                                     President, Director


Dated: May 15, 1998      Per:  /s/Guy Nathan
                              -----------------------------------
                                     Guy Nathan
                                     Senior Vice President
                                     Secretary and Director