Form 10QSB
period 1998-06-30
TECHNICAL MAINTENANCE CORP
filed 1998-08-14
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

     Commission File No.: 333-7006


                TECHNICAL MAINTENANCE CORPORATION
      -----------------------------------------------------
     (Exact name of Registrant as specified in its charter)


      Nevada                            87-0485304
     -------------------------------    ----------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification Number)


1800 E. Sahara, Suite 107
Las Vegas, Nevada 89104
------------------------------------------------------------
(Address of principal executive offices, including zip code)

Issuer's telephone number, including area code (702)-734-7557
                                               ----------------
Issuer's facsimile number, including area code (702)-734-7500
                                               ----------------

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


The total number of shares of Class A Common Stock outstanding on July 31,1998 was 14,658,644.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended June 30 1998, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30,1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1997.


                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                            TECHNICAL MAINTENANCE CORPORATION
                              [A DEVELOPMENT STAGE COMPANY]

                                      June 30, 1998


                                          Index

                                                            Page

             Balance Sheets...............................     3
             Statements of Operations.....................     4
             Statements of Stockholders' Equity (Deficiency)   5
             Statements of Cash Flows.....................     6
             Notes to Financial Statements................     7

Technical Maintenance Corporation [A Development Stage Company]

BALANCE SHEETS

As at:
                                                                June 30,    December 31
                                                                    1998           1997
[in U.S. dollars]                                                      $              $
                                                             ------------   ------------
                                                             (Unaudited)         (Note)
ASSETS
Current
Cash                                                                 736            773
                                                             ------------   ------------
Total current assets                                                 736            773
                                                             ------------   ------------
Investment in jointly controlled company [note 2]                111,610         49,735
Fixed assets                                                     124,144        162,887
Non-competition agreement _ net of accumulated amortization
   of $300,000 [1997 - $200,000]                                 700,000        800,000
Patents - net of accumulated amortization of $387,326
   [1997 - $301,360]                                             472,343        558,309
                                                             ------------   ------------
                                                               1,408,833      1,571,704
                                                             ------------   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable                                                       _         12,985
Accrued expenses                                                  29,893         29,893
Due to jointly controlled company [note 2]                     4,392,618      2,484,397
                                                             ------------   ------------
Total current liabilities                                      4,422,511      2,527,275
                                                             ------------   ------------
Contingent Liability [notes 2 & 4]

Stockholders' deficiency
Series A preferred stock, $.001 par value
   Authorized:  10,000,000 shares
   Issued and outstanding:  100 [1997 - 100]                           1              1
Class A common stock, $.001 par value
 Authorized:  25,000,000 shares
 Issued and outstanding:  14,658,644 [1997 - 14,658,644]          14,659         14,659
Additional paid-in capital                                     3,483,382      3,483,382
Accumulated deficit                                               (1,000)        (1,000)
Deficit accumulated during the development stage              (6,510,720)    (4,452,613)
                                                             ------------   ------------
Total stockholders' deficiency                                (3,013,678)      (955,571)
                                                             ------------   ------------
                                                               1,408,833      1,571,704
                                                             ------------   ------------

See accompanying notes.


Note:  The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Technical Maintenance Corporation [ A Development  Stage Company]

STATEMENTS OF OPERATIONS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
(with comparatives for the quarter and six months ended June 30, 1997)
(Unaudited)


                              Quarter ended Six months ended    Quarter ended  Six months ended
                              June 30, 1998    June 30, 1998    June 30, 1997      June 30,1997
                                          $                $                $                 $
------------------------------------------------------------------------------------------------

Expenses:

Research and development            131,463           435,718         184,138       258,171
Sales and marketing salaries        159,157           319,582               -             -
Professional and consulting fees    184,908           309,218         146,881       302,579
Travel and transportation           109,394           173,728          65,346        93,986
Management fees                      26,395            52,457          19,910        33,988
Selling and promotional expenses     89,069           184,406          13,723        32,249
Office expenses                     129,470           187,113          25,148        43,578
Rent expense                         59,013            89,843          12,577        18,724
Other taxes                          11,439            11,439               -             -
Depreciation & amortization         112,414           224,709          99,843       199,686
Interest expense [note 2]           (30,626)          131,769               -             -
                                  ----------       -----------       ---------     ---------

Net loss before share of net
income in jointly
controlled company                  982,096         2,119,982         567,566       982,961

Share of net income in
jointly controlled company
[note 2]                            (19,224)          (61,875)         (3,650)       (3,650)
                                  ----------       -----------       ---------     ---------
Net loss                            962,872         2,058,107         563,916       979,311
                                  ----------       -----------       ---------     ---------


Per common share [note 3]
 Basic net loss per share              .066              .140            .039          .071

See accompanying notes


Technical Maintenance Corporation [A Development Stage Company]

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Six Months Ended June 30, 1998
(Unaudited)


                            Series A          Class A
                            Preferred Stock   Common Stock
                            ------------------------------------
                                                                                            Deficit
                                                                                            accumulated
                                                                   Additional               during the
                                                                   paid-in      Accumulated development
                            Shares  Amount    Shares      Amount   capital      deficit     period        Total
                                    $                     $        $            $           $             $
                            ------- -------   ----------- -------  ----------   ----------  -----------   -----------
Balances, December 31, 1997    100       1    14,658,644  14,659   3,483,382     (1,000)    (4,452,613)     (955,571)
Net loss                         _       _         _           _        _             _     (2,058,107)   (2,058,107)
                            ------- -------   ----------- -------  ----------   ----------  -----------   -----------
Balances, June 30, 1998        100       1    14,658,644  14,659   3,483,382     (1,000)    (6,510,720)   (3,013,678)
                            ------- -------   ----------- -------  ----------   ----------  -----------   -----------

See accompanying notes.

Technical Maintenance Corporation [ A Development Stage Company ]

STATEMENTS OF CASH FLOWS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
(with comparatives for the quarter and six months ended June 30, 1997)
(Unaudited)


                                           Quarter ended  Six months ended   Quarter ended  Six months ended
                                           June 30, 1998     June 30, 1998   June 30, 1997      June 30,1997
                                                       $                 $               $                 $
                                           -------------- -----------------  -------------- -----------------


OPERATING ACTIVITIES
Net loss                                       (962,872)        (2,058,107)       (563,916)         (979,311)
Adjustments to reconcile net loss to net
cash used by operating activities:
Share of net income from jointly
controlled company                              (19,224)           (61,875)         (3,650)           (3,650)
Depreciation and amortization                   112,414            224,709          99,843           199,686

Changes in assets and liabilities:
 Prepaid expenses                                     -                  -               -            21,306
 Accounts payable                               (43,883)           (12,985)         29,928            21,160

                                           -------------- -----------------  -------------- -----------------
Cash used in operating activities              (913,565)        (1,908,258)       (437,795)         (740,809)
                                           -------------- -----------------  -------------- -----------------

INVESTING ACTIVITIES
Investment in jointly controlled company              -                  -               -              (583)
Increase in costs of patents                          -                  -               -          (131,909)
                                           -------------- -----------------  -------------- -----------------
Cash used in investing activities                     -                  -               -          (132,492)
                                           -------------- -----------------  -------------- -----------------

FINANCING ACTIVITIES
Amounts due to jointly
controlled company                              913,565          1,908,221         438,590           873,850
Proceeds from sale of preferred stock                 -                  -               -               150
                                           -------------- -----------------  -------------- -----------------

Cash provided by financing
activities                                      913,565          1,908,221         438,590           874,000
                                           -------------- -----------------  -------------- -----------------

Net Increase (Decrease) in cash                       -                (37)            795               699
Cash, beginning of period                           736                773               -                96
                                           -------------- -----------------  -------------- -----------------

Cash, end of period                                 736                736             795               795
                                           -------------- -----------------  -------------- -----------------


See accompanying notes


        Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

June 30, 1998
(Unaudited)


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

The Company's operating expenses have been funded by TouchTunes Digital Jukebox Inc. ["TouchTunes"], a jointly controlled Canadian entity [see note 2]. Substantially all of the developmental activities are conducted through TouchTunes, for which the Company is charged all costs incurred in addition to a 5% management fee.

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

June 30, 1998
(Unaudited)


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

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs, incurred after technical feasibility has been demonstrated and which meet recoverability tests, are capitalized and amortized over the economic life of the product.
The establishment of technical feasibility and the ongoing assessment of recoverability of those costs requires judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenue, estimated economic life and changes in technology. No internal software development costs have been capitalized as of June 30, 1998.

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

June 30, 1998
(Unaudited)

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

On February 11, 1998, the holders of the Class B and C shares subscribed for an aggregate principal amount of $4,000,000 U.S. of debentures ("Debentures") issued by the Company. On August 5, 1998, additional debentures of $2,000,000 US were issued. The Debentures are payable by TouchTunes on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon such demand, the Debentures would bear interest at a rate of 12% per annum, payable in one single instalment, concurrently with the payment of the principal amount. At any time prior to February 11, 1999, TouchTunes has the right to require the holders of the Class B and C shares to purchase additional Debentures up to an an aggregate principal amount of $4,000,000 U.S. bearing the same terms and conditions in four increments of $1,000,000 U.S. each. TouchTunes expects to issue additional Debentures for an aggregate principal amount of $4,000,000, prior to February 11, 1999.

        Technical Maintenance Corporation [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1998
(Unaudited)

On February 11, 1998, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $10,000,000 in principal amount), at an exchange rate of $2.00 per share, for the issuance by the Company of up to 5,000,000 shares of its Series A preferred stock, convertible at the option of the holders, share for share, into an aggregate of up to 5,000,000 shares of the Company's Common Stock.

TouchTunes' revenues are derived from development services provided to the Company as well as interest earned on its balance due from Technical Maintenance Corporation. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes has derived revenues in relation to research and development tax credits.

Including the litigation initiated in July 1998, [see note 5], TouchTunes is involved in a total of two litigation cases, the outcomes of which are not yet determinable. However, based on information presently available, management does not expect any material adverse results and believes the litigations are without merit.

During the quarter the Company renegotiated the interest rate on the intercompany balance payable to TouchTunes to Canadian prime rate plus 1.5%, retroactively to January 1, 1998. The adjusted rate as at June 30, 1998 was 8%.

Interest expense on TouchTunes' Debentures previously charged to the Company by TouchTunes was cancelled. Under present conditions, it is unlikely that
interest would have to be paid on the Debentures.   In the event TouchTunes
would have to pay interest on the Debentures, the amounts would be $120,000 for the quarter ended June 30, 1998, and $185,000 from the date of issuance of the Debentures.

This investment is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes as at June 30, 1998:

                                                          $
------------------------------------------------------------

Assets
Cash                                                      -
Term Deposit                                      1,406,494
Accounts receivable                                 201,034
R&D Income Tax Credits                               87,053
Due from Technical Maintenance Corporation        4,392,618
Accounts receivable _ shareholder of the Company     48,528
Accounts receivable _ other                          10,018
Prepaid expenses                                    290,710
Fixed assets                                      1,887,274
-----------------------------------------------------------
                                                  8,323,729
------------------------------------------------------------

        Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

June 30, 1998
(Unaudited)


Liabilities

Bank Overdraft                                  132,532
Accounts payable and accrued liabilities        283,877
Income taxes payable                            112,585
Deferred grant                                   55,304
Current portion of capital lease obligation     104,284
Debenture payable-shareholders                4,000,000
Long-term portion of capital lease obligation   678,908
--------------------------------------------------------
                                              5,367,490
--------------------------------------------------------
Shareholders'Equity                           2,956,239
--------------------------------------------------------
                                              8,323,729
--------------------------------------------------------

For the six months ended June 30, 1998, the results of TouchTunes' operations were as follows (in U.S. dollars):

                                                     $
--------------------------------------------------------

Development Fees Earned                         942,267
Interest Income                                 158,106
R&D Tax Credits Earned                           88,132
--------------------------------------------------------
Total Revenue                                 1,188,505
--------------------------------------------------------
Expenses                                        983,507
--------------------------------------------------------
Earnings from operations                        204,998
--------------------------------------------------------
Income taxes                                     81,248
--------------------------------------------------------
Net earnings                                    123,750
--------------------------------------------------------

3. LOSS PER SHARE

                                           Quarter ended   Six months ended     Quarter ended   Six month ended
                                           June 30, 1998      June 30, 1998     June 30, 1997      June 30,1997
                                                       $                  $                 $                 $
                                           --------------  -----------------    --------------  ----------------

Numerator for basic loss per share -
Loss to common shareholders                      962,872          2,058,107           563,916           979,311
                                           --------------  -----------------    --------------  ----------------

Denominator for basic loss per share -
weighted-average shares issued
and outstanding                               14,658,644         14,658,644        14,584,707        13,746,854
                                           --------------  -----------------    --------------  ----------------
Basic loss per share                                .066               .140              .039              .071
                                           --------------  -----------------    --------------  ----------------

        Technical Maintenance Corporation [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1998
(Unaudited)


3. CONTINGENT LIABILITY

In July 1998, the Company and TouchTunes became jointly involved in a litigation case, the outcome of which is not yet determinable. However, based on information presently available, management does not expect any material adverse result and believes the litigation is without merit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (a)    Plan of Operations

     The Registrant has completed the development of the Digital Jukebox. Commercial production commenced in July 1998. The first units are expected to be delivered to jukebox operators in August 1998. The cost of producing these initial units will be financed through the Registrant's existing financial resources. From the indications of interest received thusfar, the Registrant estimates that between 4,000 and 6,000 Digital Jukebox units will be ordered, manufactured, assembled and delivered to jukebox operators under its proposed lease arrangements over an eighteen month period commencing August 1998. The Registrant has generated no revenue to date, and none is expected until it begins commercial delivery and operation of Digital Jukeboxes. There can be no assurance that the Registrant's marketing strategy will be successful or profitable.

        (b)    Liquidity and Capital Resources

     The Registrant will use its existing capital resources, including funds raised through the issuance of additional TouchTunes' Debentures (invested by the Canadian Investors as described in previous filings), to commence production, delivery and operation of Digital Jukeboxes. The Registrant must obtain additional financing prior to the end of the current fiscal year, to continue producing, delivering and operating the Digital Jukeboxes, as anticipated. Based on the Registrant's estimate that it can lease between 4,000 and 6,000 Digital Jukebox units to prospective jukebox operators over a period of eighteen (18) months, the Registrant must raise between $20,000.000 and $30,000,000 (US) for the manufacturing and distribution costs of such units. The Registrant is negotiating with several financial institutions for its short term and long term financing requirements, however, there can be no assurances that it will be able to raise funds on terms satisfactory to the Registrant, or at all.

        (c)    Forward Looking Statements

     Certain matters discussed within this filing may constitute forward looking statements within the meaning of the federal securities laws. Although the Registrant believes these statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Actual results and the timing of certain events referred to, could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors which are not within the Registrant's control.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Index To Exhibits

Exhibit
Number                   Description
---------               --------------

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

27.       Financial Data Schedule.

Reports on Form 8-K

Report
Number                   Description
-------                -----------------

1.        Form 8-K filed for the month of February 1998, dated March 30, 1998.
          Items 1, 4 and 7.
2.        Form 8-K/A filed for the month of February 1998, dated April 9, 1998.
          Item 4.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNICAL MAINTENANCE CORPORATION


Dated: August 14, 1998   Per:  /s/Tony Mastronardi
                              ---------------------------------
                                     Tony Mastronardi
                                     Chief Executive Officer,
                                     President and Director


Dated: August 14, 1998   Per:  /s/Guy Nathan
                              ---------------------------------
                                     Guy Nathan
                                     Senior Vice President,
                                     Secretary and Director