Form 10QSB
period 1998-09-30
TECHNICAL MAINTENANCE CORP
filed 1998-11-13
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

     Commission File No.: 333-7006


                TECHNICAL MAINTENANCE CORPORATION
      ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


     Nevada                           87-0485304
     -------------------------------  -----------------
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


The total number of shares of Class A Common Stock outstanding on September 30, 1998 was 14,658,644.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended September 30 1998, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30,1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                            TECHNICAL MAINTENANCE CORPORATION
                              [A DEVELOPMENT STAGE COMPANY]

                                  September 30, 1998


                                          Index

                                                       Page

     Balance Sheets...............................     3
     Statements of Operations.....................     4
     Statement of Stockholders' Equity (Deficiency)    5
     Statements of Cash Flows.....................     6
     Notes to Financial Statements................     7

Technical Maintenance Corporation [A Development Stage Company]


BALANCE SHEETS
As at:

                                     September 30,       December 31
                                              1998              1997
[in U.S. dollars]                                $                 $
                                     --------------     -------------
                                       (Unaudited)            (Note)
ASSETS
Current
Cash                                        13,008               773
Prepaid music & performance rights          92,467                 -
Other miscellaneous prepaids                62,944                 -
                                     --------------     -------------
Total current assets                       168,419               773
                                     --------------     -------------
Investment in jointly-controlled
 company [note 2]                          140,535            49,735
Jukeboxes for Leasing [note 1]             386,611                 -
Other Fixed assets [note 1]                120,835           162,887
Non-competition agreement _ net of
   accumulated amortization
   of $350,000 [1997 _ $200,000]
   [note 1]                                650,000           800,000
Patents _ net of accumulated
 amortization of $437,037
   [1997 _ $301,360] [note 1]              557,186           558,309
                                     --------------     -------------
                                         2,023,586         1,571,704
                                     --------------     -------------


LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY

Current liabilities
Accounts payable                           336,497            42,878
Due to jointly-controlled company
 for jukeboxes                             386,611                 -
Due to jointly-controlled company
 [note 2]                                6,246,967         2,484,397
                                     --------------     -------------
Total current liabilities                6,970,075         2,527,275
                                     --------------     -------------
Contingent Liability [notes 2 & 4]

Stockholders' deficiency
Series A preferred stock,
   $.001 par value
   Authorized:  10,000,000 shares
   Issued and outstanding:
   100 [1997 - 100]                              1                 1
Class A common stock,
   $.001 par value
   Authorized:  25,000,000 shares
   Issued and outstanding:
   14,658,644 [1997 _ 14,658,644]           14,659            14,659
Additional paid-in capital               3,483,382         3,483,382
Accumulated deficit                         (1,000)           (1,000)
Opening Deficit                         (4,452,613)       (4,452,613)
Net Earnings (Loss)                     (3,990,918)         -
                                     --------------     -------------
Total stockholders' deficiency          (4,946,489)         (955,571)
                                     --------------     -------------
                                         2,023,586         1,571,704
                                     --------------     -------------


See accompanying notes.

Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Technical Maintenance Corporation [ A Development  Stage Company]

STATEMENTS OF OPERATIONS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
(with comparatives for the quarter and nine months ended September 30, 1997)
(Unaudited)


                               Quarter ended Nine months ended  Quarter ended Nine month ended
                              Sept. 30, 1998    Sept. 30, 1998 Sept. 30, 1997   Sept. 30, 1997
                                           $                 $             $                 $

                                 ------------       -----------   -----------       -----------


Expenses:

Research and development             232,121           667,839       281,696           539,867
Sales and marketing salaries         203,049           522,631             -                 -
Professional and consulting fees     516,867           826,085        48,719           351,298
Travel and transportation            117,965           291,693        63,513           157,499
Management fees                       29,455            81,912        25,300            59,288
Selling and promotional expenses     252,048           436,454        78,569           110,818
Office expenses                      234,323           421,436        37,650            81,228
Rent expense                          76,437           166,280        16,790            35,514
Other taxes                              116            11,555             -                 -
Depreciation & amortization          121,735           346,444        99,843           299,529
Interest expense [note 2]            108,942           240,711        40,145            40,145
Security Service                      18,250            18,250             -                 -
Server Management Expense             32,245            32,245             -                 -
Education & Training                  18,183            18,183             -                 -
                                 ------------       -----------   -----------       -----------

Net loss before share of net
income in jointly
controlled company                 1,961,736         4,081,718       692,225         1,675,186

Share of net income in
jointly controlled company
[note 2]                             (28,925)          (90,800)        9,700             6,050
                                 ------------       -----------   -----------       -----------
Net loss                           1,932,811         3,990,918       701,925         1,681,236
                                 ------------       -----------   -----------       -----------



Per common share [note 3]
 Basic net loss per share              (0.13)           (0.27)         (0.05)           (0.12)

See accompanying notes


Technical Maintenance Corporation [A Development Stage Company]


STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Nine Months Ended September 30, 1998
(Unaudited)


                             Series A        Class A
                             Preferred       Common Stock
                             Stock

                                                                                            Deficit
                                                                                            accumulated
                                                                   Additional               during the
                                                                   paid-in     Accumulated  development
                             Shares  Amount  Shares      Amount    capital     deficit      period       Total
                                     $                   $         $           $            $            $
                             ------- ------- ----------- -------  -----------  ---------    -----------  -----------
Balances, December 31, 1997     100       1  14,658,644  14,659    3,483,382    (1,000)     (4,452,613)    (955,571)
Net loss                          _       _       _           _        _             _      (3,990,918)  (3,990,918)

                             ------- ------- ----------- -------  -----------  ---------    -----------  -----------
Balances, September 30, 1998    100       1  14,658,644  14,659    3,483,382    (1,000)     (8,443,531)  (4,946,489)
                             ------- ------- ----------- -------  -----------  ---------    -----------  -----------

See accompanying note.


Technical Maintenance Corporation [ A Development Stage Company ]

STATEMENTS OF CASH FLOWS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
(with comparatives for the quarter and nine months ended September 30, 1997)
(Unaudited)



                                        Quarter ended   Nine months ended      Quarter ended  Nine months ended
                                       Sept. 30, 1998      Sept. 30, 1998     Sept. 30, 1997     Sept. 30,1997
                                                    $                   $                  $                 $
                                         -------------  ------------------    --------------- -----------------


OPERATING ACTIVITIES
Net loss                                   (1,932,811)         (3,990,918)          (701,925)       (1,681,236)
Adjustments to reconcile net loss to net
cash used by operating activities:
Share of net income from jointly
controlled company                            (28,925)            (90,800)             9,700             6,050
Depreciation and amortization                 121,735             346,444             99,843           299,529

Changes in assets and liabilities:
 Prepaid expenses                            (155,412)           (155,412)                 -            21,306
 Accounts payable                              306,604            293,619            (10,703)           10,457
    Advances from Affiliate                         -                   -            722,574         1,476,924
                                         -------------  ------------------    --------------- -----------------
Cash used in operating activities          (1,688,809)         (3,597,067)           119,489           133,030
                                         -------------  ------------------    --------------- -----------------

INVESTING ACTIVITIES
Investment in jointly controlled company            -                   -                  -              (583)
Increase in costs of patents                 (134,553)           (134,553)          (119,500)         (131,909)
Purchase of  capital assets                  (405,326)           (405,326)                 -                 -
                                         -------------  ------------------    --------------- -----------------
Cash used in investing activities-           (539,879)           (539,879)          (119,500)         (132,492)
                                         -------------  ------------------    --------------- -----------------

FINANCING ACTIVITIES
Amounts due to jointly
controlled company                          2,240,960           4,149,181                  -                 -
Proceeds from sale of preferred stock               -                   -                  -               150
                                         -------------  ------------------    --------------- -----------------
Cash provided by financing
activities                                  2,240,960           4,149,181                  -               150
                                         -------------  ------------------    --------------- -----------------

Net Increase (Decrease) in cash                12,272              12,235                (11)              688
Cash, beginning of period                         736                 773                795                96

                                         -------------  ------------------    --------------- -----------------

Cash, end of period                            13,008              13,008                784               784
                                         -------------  ------------------    --------------- -----------------



See accompanying notes

Technical Maintenance Corporation [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS

September 30, 1998
(Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Technical Maintenance Corporation [the Company] is a development stage company which has not generated any revenue since it commenced operations in 1994. The Company's primary efforts have been directed at the development of a digital jukebox, which will utilize digital audio transfer technology to distribute music titles through a proprietary distribution network. The product has been developed and the first units were delivered to jukebox operators in August 1998. The Company expects to be revenue generating during the last quarter of 1998. The commercialization of the Company's products will require additional funds. There is no assurance that the products will be commercially successful or that the Company will achieve profitable operations.

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

Jukeboxes for Leasing consist of jukeboxes acquired from TouchTunes Digital Jukebox Inc. under a capital lease and which are available for leasing to Technical Maintenance Corporation's customers. Depreciation is on a straight-line basis over an estimated economic life of five years, commencing with commercial operation of the jukeboxes.

Technical Maintenance Corporation [A Development Stage Company]


                         NOTES TO FINANCIAL STATEMENTS

September 30, 1998
(Unaudited)

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

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. No internal software development costs have been capitalized as of September 30, 1998.

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program distribution for telebroadcasting. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the shareholder's cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1997, legal costs associated with the registration of patents were approximately $251,000. In 1998, legal costs of approximately $135,000 have been capitalized to date.

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

September 30, 1998
(Unaudited)

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

On February 11, 1998, the holders of the Class B and C shares subscribed for an aggregate principal amount of $4,000,000 U.S. of debentures ("Debentures") issued by TouchTunes.. On August 5, 1998, additional debentures of $2,000,000 US were issued. On November 2 1998, TouchTunes issued the remaining Debentures of $4,000,000 US. The Debentures are payable by TouchTunes on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon such demand, the Debentures would bear interest at a rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount.

        Technical Maintenance Corporation [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1998
(Unaudited)

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

Including the litigation initiated in July 1998, [see note 4], TouchTunes is involved in a total of two litigation cases, the outcomes of which are not yet determinable. However, based on information presently available, management does not expect any material adverse results and believes the litigations are without merit.

The Company is charged interest on the intercompany balance payable to TouchTunes at a rate equal to Canadian prime rate plus 1.5%. The adjusted rate as at September 30, 1998 was 8.5%.


This investment is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes as at September 30, 1998:

                                                                           $
----------------------------------------------------------------------------

Assets
Cash                                                                 244,516
Term Deposit                                                         564,541
Accounts receivable                                                  116,170
R&D income tax credits                                               165,907
Prepaid Expenses                                                     153,694
Inventory of jukebox components                                      172,701
Due from Technical Maintenance Corporation                         6,246,967
Due from Technical Maintenance Corporation re:  Jukeboxes sold       386,611
Accounts receivable _ shareholder of the Company                      46,057
Accounts receivable _ other                                           17,607
Fixed assets                                                       2,189,765
----------------------------------------------------------------------------
                                                                  10,304,536
----------------------------------------------------------------------------

Technical Maintenance Corporation [A Development Stage Company]


NOTES TO FINANCIAL STATEMENTS

September 30, 1998
(Unaudited)


Liabilities
Accounts payable and accrued liabilities        312,722
Income taxes payable                            145,713
Deferred grant                                   17,691
Capital lease obligations                       784,887
Debenture payable-shareholders                6,000,000
--------------------------------------------------------
                                              7,261,013
--------------------------------------------------------
Shareholders'Equity                           3,043,523
--------------------------------------------------------
                                             10,304,536
--------------------------------------------------------



For the nine months ended September 30, 1998, the results of TouchTunes' operations were as follows (in U.S. dollars):
                                                     $
--------------------------------------------------------

Development fees earned                       1,549,565
Interest income                                 219,351
Foreign exchange (loss) gain                     98,750
--------------------------------------------------------
Total Revenue                                 1,867,666
--------------------------------------------------------
Expenses (net of R&D tax credits)             1,568,922
--------------------------------------------------------

Earnings from operations                        298,744
--------------------------------------------------------
Income taxes                                    117,144
--------------------------------------------------------
Net earnings                                    181,600
--------------------------------------------------------



3. LOSS PER SHARE

                                            Quarter ended Nine months ended    Quarter ended   Nine month ended
                                           Sept. 30, 1998    Sept. 30, 1998   Sept. 30, 1997      Sept. 30,1997
                                                        $                 $                $                  $
                                           -------------- -----------------   ---------------- ----------------

Numerator for basic loss per share
Loss to common shareholders                     1,932,811         3,990,918          701,925          1,681,236
                                           -------------- -----------------   ---------------- ----------------

Denominator for basic loss per share _
weighted-average shares issued
and outstanding                                14,658,644        14,658,644       14,584,707         14,026,138
                                           -------------- -----------------   ---------------- ----------------


Basic loss per share                                  .13               .27              .05                .12
                                           -------------- -----------------   ---------------- ----------------


Technical Maintenance Corporation [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1998
(Unaudited)


4. CONTINGENT LIABILITY

In July 1998, the Company and TouchTunes became jointly involved in a litigation case, the outcome of which is not yet determinable. However, based on information presently available, management does not expect any material adverse result and believes the litigation is without merit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (a)    Plan of Operations

     The Registrant has completed the development of the Digital Jukebox. Commercial production commenced in July 1998. The first units were delivered to jukebox operators in August 1998. There are approximately 75 jukeboxes currently installed and operating in various locations in several states within the United States. The cost of producing these initial units were financed through the Registrant's existing financial resources. From the indications of interest received thusfar, the Registrant continues to estimate that between 4,000 and 6,000 Digital Jukebox units will be ordered, manufactured, assembled and delivered to jukebox operators under its proposed lease arrangements over an eighteen month period commencing August 1998. The Registrant has generated no revenue to date, however, expects to begin generating revenue during the last three months of 1998 and projects to earn a small operating profit during the second half of its 1999 fiscal year. There can be no assurance that the Registrant's marketing strategy will be successful or profitable.

        (b)    Liquidity and Capital Resources

     The Registrant will continue to use its existing capital resources, including funds raised through the issuance of additional TouchTunes' Debentures (invested by the Canadian Investors as described in previous filings), to produce, deliver and operate its Digital Jukeboxes. The Registrant must obtain additional financing during the first quarter of the 1999 fiscal year, to continue producing, delivering and operating the Digital Jukeboxes, as anticipated. Based on the Registrant's estimate that it can lease between 4,000 and 6,000 Digital Jukebox units to prospective jukebox operators over a period of eighteen (18) months, the Registrant must raise between $20,000,000 and $30,000,000 (US) for the manufacturing and distribution costs of such units. The Registrant is negotiating with several financial institutions for its short term and long term financing requirements, however, there can be no assurances that it will be able to raise funds on terms satisfactory to the Registrant, or at all.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Index To Exhibits

Exhibit
Number                   Description
--------                -------------

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

27.       Financial Data Schedule.

Reports on Form 8-K

Report
Number                   Description
-------                 -------------

1.        Form 8-K filed for the month of February 1998, dated March 30, 1998.
          Items 1, 4 and 7.
2.        Form 8-K/A filed for the month of February 1998, dated April 9, 1998.
          Item 4.
3.        Form 8-K filed for the month of July 1998, dated September 2, 19988.
          Items 1,5 and 7.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNICAL MAINTENANCE CORPORATION


Dated: November 11, 1998      Per: /s/Tony Mastronardi
                                   ---------------------------
                                     Tony Mastronardi
                                     Chief Executive Officer,
                                     President and Director


Dated: November 11, 1998      Per: /s/Guy Nathan
                                   ---------------------------
                                     Guy Nathan
                                     Senior Vice President,
                                     Secretary and Director