Form 10KSB
period 1998-12-31
TOUCHTUNES MUSIC CORP
filed 1999-05-21
CIK 894568

U.S. Securities and Exchange Commission

                               Washington, D.C. 20549

                                    FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

     Commission File No. 333-7006


                         TOUCHTUNES MUSIC CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                      Nevada                   87-0485304
           -------------------------------  -----------------------
           (State or other jurisdiction of  (I.R.S. Employer
           incorporation or organization)   Identification Number)


                           1800 E. Sahara, Suite 107
                            Las Vegas, Nevada 89104
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code (702)-734-7557
Issuer's facsimile number, including area code (702)- 734-7500

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

The issuer's revenues for its most recent fiscal year were  $ 71,620

The aggregate market value for the voting and non-voting common equity held by non-affiliates on March 31, 1999 was approximately $13,253,319

The total number of shares of Class A Common Stock outstanding on March 31, 1999 was 14,658,644.

                                    PART I


ITEM 1.   Description of Business

     (a)  Organization and Technology.


     The Registrant was incorporated under the laws of Nevada on August 9, 1990 by persons no longer principals. Prior to December 8, 1994, the Registrant did not engage in any business activities. The Registrant was in the development stage until the fourth quarter of 1998, when it began generating revenues from business operations in which it is engaged and implementing its sales and marketing strategy. During 1998, the Registrant employed a total of 22 persons. On December 4, 1998, the Registrant changed its name to TouchTunes Music Corporation from Technical Maintenance Corporation.

     On December 8, 1994, the Registrant acquired the exclusive rights to a newly patented technology for a Digital Jukebox (the "Digital Jukebox"). Since then, the Registrant has concentrated all of its efforts on the development and marketing of this Digital Jukebox, which combines in a single unit, computer systems, telecommunication peripherals and multimedia hardware. Management believes the Digital Jukebox is capable of replacing the loading mechanisms, the laser and the high maintenance parts employed by conventional jukeboxes, with this low maintenance, high power computer system, capable of storing and reproducing, in digital format, any music selection at its original level of quality. The Registrant has incurred a total of $2,079,812 in research and development costs relating to the Digital Jukebox from December 8, 1994 through December 31, 1998.

     The core of the Digital Jukebox technology is a proprietary programming platform, optimized for high-speed sound reproduction and video animation. The Digital Jukebox is capable of storing, in compressed digital format, a minimum of 750 songs, upgradable to virtually unlimited capacity. The Digital Jukebox is also equipped with a telecommunication protocol allowing the secure downloading of music to each individual jukebox from a remote central library. The result is a high performance, low maintenance, remotely configurable, computer controlled unit, using state-of-the-art technology standards. In the opinion of management, with its integrated and proprietary software program, the Digital Jukebox outperforms any conventional jukebox on the market today, for simultaneous sound reproduction, graphics display, video animation and telecommunication services.

     The Digital Jukebox is specifically designed for use in the jukebox industry. The operating software will account for all songs played and automatically generate detailed pay-for-play statements indicating royalty amounts owing to each respective record and publishing company. This feature has helped the Registrant obtain performance, recording and publishing rights for the Digital Jukebox from performance rights societies, various record and publishing companies, authorizing the Registrant to reproduce and play copyrighted music on its Digital Jukebox units. The statistics generated by Digital Jukeboxes can be used to determine the popularity of artists and titles, together with music preferences and trends. This information on musical tastes is critical to the music industry and can be made available by the Registrant to record label companies. Furthermore, Digital Jukeboxes can be used to test market new songs, which can be downloaded on each Digital Jukebox within 24 hours. Consumer response can be monitored on a daily basis.

     (b)  Patents.

     To protect its technology, the Registrant has filed fourteen international patent applications. Seven of these patent applications have a priority date of October 12, 1994; the eighth patent application has a priority date of September 25, 1996; the ninth patent application has a priority date of September 26, 1997; the tenth patent application has a priority date of April 14, 1998; the eleventh twelfth and thirteen patent applications have a priority date of July 22, 1998; and the fourteenth patent has a priority date of July 21, 1998. Nine patent applications cover the Registrant's downloading network configuration, operating system technology, title selection, system control methodology, as it applies to the jukebox sector. Another four patent applications cover its application to potential markets outside the jukebox industry (residential and other markets) which can be serviced by the same network configuration. One patent application covers the digital technology applicable to wireless speakers. During 1998, four patents were granted in Europe. There can be no assurances concerning the scope, validity or value of such patents and patent applications; nor their freedom from infringement by others, although the Registrant is not aware of any conflicting patents held by others.(see Item 3 - "Legal Proceedings").

     (c)  Promotion and Marketing.

     To promote the Digital Jukebox, the Registrant continues to attend all major and selected minor industry trade shows and exhibitions. During March 1998, the Registrant participated in the Amusement Showcase International show held in Las Vegas, Nevada and also attended the Amusement & Music Operators Association (AMOA) exposition in Atlanta, Georgia during September 1998. These events attract most major participants in the coin operated industry and generate orders from jukebox operators for the Digital Jukebox.

     The Registrant's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Registrant arranges for the renewal and payment of licensing fees to the performing rights societies; accountability and disbursements of royalty payments to the record label companies; and ongoing provision for music selections and the manufacture and delivery of the Digital Jukeboxes to the jukebox operators. In consideration for this, the Registrant charges the jukebox operators a minimum of $69, which increases to a maximum of $89 based on the level of revenues derived from their operation of the Digital Jukeboxes. The Registrant's arrangements with jukebox operators are formalized by a 5 year operating lease agreement referred to as a "Partner Lease Agreement".

     As at December 31, 1998, the Registrant had delivered a total of 225 Digital Jukeboxes to jukebox operators under Partner Lease Agreements, of which 180 units had been installed in various locations in the United States. The total jukebox lease revenues earned by the Registrant in 1998 amounted to $71,620. There can be no assurance that Registrant's promotion and marketing strategy for the Digital Jukeboxes will be successful or profitable.


     (d)  Manufacturing, Assembling and Distribution.

     The Registrant has secured rights to play their music from 3 major record label companies: Warner Music Group, BMG North America, and Universal Music Group, as well as several minor independent record label companies. The record rights obtained were based on a pay-per-play royalty fee structure. The Registrant is still negotiating with the two other major record label companies, EMI Capital and Sony, as well as with several minor independent record companies for the right to play their music based on similar pay-per-play royalty fee structures. There can be no assurance that the Registrant will obtain and/or renew rights from such record label companies on terms favorable to the Registrant.

     The Registrant has also obtained publishing rights from all of the major publishing companies, as well as rights from over 290 other independent publishing companies, in consideration for a royalty payable each time a song is digitally reproduced or downloaded on a Digital Jukebox. The Registrant continues to negotiate rights to play music with publishing companies. However, there can be no assurance that it will obtain and/or renew the rights from the publishing companies on terms favorable to the Registrant.

     The Registrant has entered into an agreement with Bose Corporation ("Bose") for the commercial manufacturing of the Digital Jukeboxes. The first units were manufactured by Bose and delivered to jukebox operators during the third quarter of 1998. The Registrant has also entered into an agreement with 146473 Canada Inc. ("Microsource") to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The quantity of computer units supplied by Microsource will coincide with the Digital Jukebox manufacturing schedule of Bose. The Registrant also entered into an agreement with MCI Telecommunications Corporation ("MCI") for a one year term by which MCI has agreed to host and maintain the central server, which will store all the music data. MCI has also agreed to provide telecommunication facilities for transmitting the compressed music data to the Digital Jukebox units across the United States. Management is evaluating various alternatives to improve the overall effectiveness and efficiency of its telecommunication requirements.

     Registrant has received indications of interest for approximately 4,000 Digital Jukebox units from jukebox operators under its proposed leasing arrangements to be delivered over a period of twelve months commencing April 1999. There can be no assurance that the Registrant will be able to successfully conclude its pending arrangements with the remaining record label companies for the use of their music; conclude sufficient leasing arrangements with jukebox operators for their use of the Digital Jukeboxes; renegotiate key supplier contracts on terms favorable to the Registrant; or finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukebox units on a commercially profitable basis.

     (e)  Competition.

     Competition in the manufacture, distribution and use of conventional jukeboxes is intense. Some manufacturers have other lines of equipment, which they produce, in addition to conventional jukeboxes, within the

amusement/entertainment industry. However, none of the manufacturers are known to be involved in the placement or operation of any of their jukebox units in the manner being proposed by the Registrant. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors. All of these manufacturers have far greater experience than the Registrant.

     Competition for the Registrant's Digital Jukebox can also be expected from those who seek to design, develop and market, units similar to the Digital Jukebox for use in the jukebox industry, with comparable or superior features, technologies and advances. While the Registrant believes the Digital Jukebox is currently superior to any conventional jukebox on the market, there can be no assurance that other technologically advanced jukeboxes may not be designed and marketed by existing manufacturers or others, in competition with the Digital Jukeboxes of the Registrant.


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

     The Registrant is the owner of 800 Class A shares of TouchTunes.  As a result of the foregoing transactions, the Canadian Investors own 100 Class B shares and 700 Class C shares of TouchTunes.  The Class A shares entitle the holder to one vote per share.  The Class B shares entitle the holder to eight

votes per share and the Class C shares are non-voting. Therefore, the Registrant and the Canadian Investors have equal voting rights in TouchTunes.

     On February 11, 1998, the Canadian Investors subscribed for an aggregate principal amount of $4,000,000 (US) of debentures ("Debentures") issued by TouchTunes. The Debentures are payable by TouchTunes on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon default, the Debentures would bear interest at the rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount. At any time prior to February 11, 1999, TouchTunes had the right to require the Canadian Investors to purchase additional Debentures, up to an aggregate principal amount of $10,000,000 (US), bearing the same terms and conditions, in six increments of $1,000,000 each.

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

     On August 5, 1998, TouchTunes required the Canadian Investors to purchase an additional $2,000,000 (US) principal amount of Debentures with the same terms as those previously issued on February 11, 1998.

     On November 2, 1998, TouchTunes required the Canadian Investors to purchase an additional $4,000,000 (US) principal amount of Debentures with the same terms as those previously issued on February 11, 1998, bringing the total amount of Debentures purchased to the agreed upon maximum of $10,000,000 (US) .

     On March 22, 1999, the Canadian Investors subscribed for additional Debentures issued by TouchTunes for an aggregate principal amount of $830,579 U.S. with the same terms as those previously issued in 1998. Concurrently, on March 22, 1999, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors providing them with the right and option to require the Registrant to purchase all, or any part of the principal amount of the Debentures aggregating $830,579 (US), at an exchange rate of $2.00 (US) per share of the Company's Series A preferred stock. Each Series A preferred share is convertible at the option of the holder, share for share, into shares of the Company's Common Stock.; an aggregate of 415,289 shares.

     On April 8, 1999,  Sofinov Societe Financiere d'Innovation Inc. subscribed for additional Debentures issued by TouchTunes for an aggregate principal amount of $2,500,000 (US) with the same terms as those previously issued in
1998. Concurrently, on April 8, 1999, the Company entered into a "Debenture Put

Right Agreement" with Sofinov Societe Financiere d'Innovation Inc., providing them with the right and option to require the Company to purchase all, or any part of the principal amount of the Debentures aggregating $2,500,000 U.S. at an exchange rate equal to the greater of $2.00 U.S. per share of the Company's Series A preferred stock or 85% of the price per share offered in a private placement, closing no later than July 1, 1999. Each Series A preferred share is convertible at the option of the holder, share for share, into shares of the

Company's Common Stock; up to  an aggregate of 1,250,000 shares.

     Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange of their TouchTunes Class B and Class C Shares for Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 2,000,000 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 12% of the Common Stock of the Registrant. Upon the exchange of their $13,330,579 principal amount of Debentures into an approximately 6,665,289 shares of the Registrant's Series A Preferred Stock and their conversion of such Series A Preferred shares into the Registrant's Common Stock, the Canadian Investors will own approximately 37.15% of the Registrant's Common Stock.

     On January 29, 1999, TouchTunes successfully negotiated term loan facilities aggregating $2,000,000 Canadian dollars with a major Canadian chartered bank for financing of equipment acquisitions, leasehold improvements and research and development expenditures. The total funds received from these
loan facilities, to date is $1,250,000 Canadian dollars.   The security
provided to the Bank by TouchTunes was in the form of moveable hypothecs on past, present and future assets of TouchTunes, as well as a guarantee from the Registrant for the entire amount. Interest rates on these facilities range from 1.0% to 3.75% over the bank's Canadian prime rate, with terms ranging from 15 months to 60 months. The remaining $750,000 (CDN) is available to TouchTunes, subject to various terms and conditions.

     On April 19, 1999, TouchTunes successfully negotiated a term loan facility aggregating $10,400,000 (US) with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by TouchTunes was in the form of moveable hypothecs on past, present and future assets of TouchTunes as well as a guarantee from the Registrant for the entire amount. The interest rate on this facility is priced at the Bank's US rate, plus 2.55%, in addition to other related fees. The loan will be disbursed in monthly tranche amounts, based on various terms and conditions, with each tranche having a term of 30 months. As a condition to the Bank disbursing loan amounts in excess of $3,400,000 the Registrant must first increase its equity by $15,000,000 (US).

     During the year the Registrant entered into a capital master lease agreement with TouchTunes whereby Digital Jukebox units are leased by TouchTunes to the Registrant. TouchTunes acquires the Digital Jukebox units from Bose and Microsource. The capital lease terms are as follows: 20% of the cost of each jukebox is payable in the month it is delivered with the remaining principal financed over 30 months at 15% interest per annum. At the end of the lease the Registrant has the option to buy each Digital Jukebox for $1.

     Based on the Registrant's estimate that it can lease approximately 4,000 Digital Jukebox units to prospective jukebox operators and expand its research and development activities over a twelve month period commencing April 1999, the Registrant must raise approximately $25,000,000 (US) for the manufacturing and distribution costs of such units. While the Registrant is negotiating with financial institutions for such funds, there can be no assurances that it will be able to raise this on terms satisfactory to the Registrant, or at all. Nor can there be any assurances that the Registrant will interest enough jukebox operators to enter into Partner Lease Agreements. Finally, there can be no assurances that even if all these events take place, the operations of the Registrant will prove commercially profitable.

ITEM 2.   Description of Property

     The Registrant owns no real estate. Its operations are conducted through TouchTunes, its jointly owned subsidiary. Effective March 1, 1998, TouchTunes entered into a new lease with the same landlord for a term of 10 years. The premises comprise 13,724 square feet of office space at 3 Commerce Place, Nun's Island, Verdun, (Quebec) Canada, H3E 1H7, 4th floor. The annual minimum rental is $254,443 (CDN).

     The Registrant also has a lease for 3,934 square feet of office space at 1110 Cook Road, Suite 100, Buffalo Grove, Illinois 60089, at an annual rental of $70,000 (US), for use as a sales and marketing office and its parts distribution center, as well as leases for offices at 2300 Computer Avenue, Suite 125, Willow Grove, Pennsylvania and at 1800 E. Sahara, Suite 107, Las Vegas, Nevada, both at a nominal annual rentals.

ITEM 3.   Legal Proceedings

     In July 1998 a lawsuit was filed in the United States District Court for the Northern District of Illinois Eastern Division by Arachnid, Inc. ("Arachnid"), naming TouchTunes and the Registrant as defendants. The suit seeks a judgment ruling that Arachnid's patent is valid, enforceable and is being infringed by the Registrant's Digital Jukebox. The Registrant has obtained an opinion from its patent counsel that its patents on the Digital Jukebox do not infringe upon Arachnid's patent and intends to vigorously defend against this claim.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II


ITEM 5.   Market for Common Equity and Related Stockholder Matters

     (a)  Market for Common Stock

     The Registrant's Common Stock has traded in the over-the-counter market on the "OTC Bulletin Board" since June 7, 1995. Until December 1998 the symbol was TCMN. The symbol is now TTMC. The quotations below from the National Quotation Bureau, Inc. represent the high and low, bid and asked prices, by

quarters, since that date. These do not include retail markups, markdowns or commissions. Nor do they represent actual transactions.


                           Bid Prices               Asked Prices
                      -------------------        -------------------
                       High          Low          High         Low


     1996

January 2 through     $1.625        $.875        $2.25        $1.125
March 29

April 1 through       $3.25        $1.1875       $5.00        $1.375
June 28

July 1 through        $3.75        $1.875        $4.25        $3.00
September 30

October 1 through     $2.00         $1.00        $3.00        $2.00
December 31

       1997

January 2 through     $2.75         $1.00        $4.00        $1.50
March 31

April 1 through       $2.125        $1.25        $3.00        $2.00
June 30

July 1 through        $2.625        $1.00        $3.50        $1.968
September 30


       1998

January  through      $4.25        $1.5313       $4.625      $1.8125
March 31

April 1 through       $6.125       $3.375        $6.50        $3.50
June 30

July 1 through        $3.375        $2.00        $3.875       $2.50
September 30

October 1 through    $3.6875        $1.75        $3.75        $2.00
December 31


     On March 31, 1999, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $3.25 and $3.5625 per share, respectively. On that date, there were approximately 500 holders of record of the Common Stock.


     (b)  Recent Sales of Unregistered Securities

     In the past three years, the Registrant has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, or as otherwise indicated herein.


     On September 25, 1996, the Registrant authorized the issuance of 900,888 shares of Common Stock to TouchTunes Juke Box Inc. for a cash consideration of $477,470, and 75,000 shares to Giovanni D'Andrea, an independent third party, for professional services valued at $40,000. On December 20, 1996, the Registrant authorized the issuance of 400,000 shares of Common Stock to Oraxium International Inc., in consideration for agreeing to extend the scope and duration of a non-competition covenant given to the Registrant, and 50,000 shares each, to Pierre Martineau and Sylvain Duchesne, employees of TouchTunes Juke Box Inc., in consideration for their non-compete covenants. On December 27, 1996, the Registrant authorized the issuance of 199,819 shares of Common Stock to TouchTunes Juke Box Inc. for a cash consideration of $420,698. All 1,675,707 shares were issued in April 1997 and were acquired for investment by such persons, none of whom (except for Mr. D'Andrea) is a resident or citizen of the United States.


     On April 1, 1997, the Board of Directors authorized the issuance of 56,820 shares of Common Stock to repay accounts payable totalling $85,230 and authorized the issuance of 17,117 shares of Common Stock to a Director for cash consideration of $31,565. These shares were issued on October 7, 1997 to such two persons who acquired these shares for investment.

     Reference is made to the transactions described in Item 1 (f) above, between Societe Innovatech du Grand Montreal and Sofinov Societe Financiere d'Innovation Inc. (the "Canadian Investors"); the Registrant; and TouchTunes Digital Jukebox, Inc. ("TouchTunes") a Canadian company jointly controlled by the Registrant and the Canadian Investors, which information is incorporated herein by such reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their TouchTunes Class B and Class C Shares for Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 2,000,000 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 12% of the Common Stock of the Registrant. Upon the exchange of their $13,330,579 principal amount of Debentures into an additional 6,665,289 shares of the Registrant's Series A Preferred Stock and their conversion of such Series A Preferred shares into the Registrant's Common Stock, the Canadian Investors will own approximately 37.15% of the Registrant's Common Stock.


ITEM 6.Management's Discussion and Analysis or Plan of Operation

     (a)  Plan of Operations

     Management believes the Registrant's on-going development marketing and sales of the Digital Jukebox provides it with opportunities for future financial success. Management also intends to continue its development

activities in applying its technology to other product applications for markets outside the jukebox industry. To date, the Registrant's financial resources have been used primarily to finance development and begin to commercialize the Digital Jukebox. From the indications of interest received thusfar, the Registrant estimates that approximately 4,000 Digital Jukebox units can be manufactured, assembled and delivered to jukebox operators under its proposed lease arrangements over a twelve month period commencing April 1999 (see Item 1(c) "Promotion and Marketing"). The Registrant commenced generating revenues during the fourth quarter of 1998. A total of $71,620 in revenues were earned from its lease arrangements with jukebox operators for its Digital Jukebox. These revenues were earned with less than 45% of the available record label rights obtained by the Registrant. The Registrant has subsequently increased the level of record rights to approximately 65-70% of the available record label rights, with the signing of Warner Music Group. Management believes that the Registrant's increase in the overall music available to its Digital Jukebox will increase the demand for it and the related revenues generated from its lease arrangements. There can be no assurance that the Registrant will be able to obtain and renew licensing agreements with record label and publishing companies on terms favorable to the Registrant. Further, there can be no assurance that the Registrant's marketing strategy will be successful or profitable to the Registrant.


     (b)  Seasonality

     Management is not aware of any factors or attributes relating to the Registrant's business that have caused, or in the future are reasonably likely to cause, any seasonality which would have a material effect on the Registrant's financial condition or results of operations.

     (c)  Liquidity and Capital Resources


     From March 21, 1997 through April 8, 1999, the Canadian Investors invested $4,000,000 (CDN) and $13,830,579 (US) for the further development and promotion of the Digital Jukebox, upon certain terms and conditions previously described. (See Item 1(f) "Funding of the Registrant's Operations"). This has supplied the Company with sufficient capital resources necessary to conclude the financing of its start-up activities, and commence commercial operations. Based on the Registrant's estimate that it can lease approximately 4,000 Digital Jukebox units to prospective jukebox operators over a twelve month period commencing April 1999, the Registrant must raise approximately $25,000,000 (US) for the manufacturing and distribution costs of such units, as well as provide for the
ability to expand its research and development activities.   A portion of the
funding will be obtained from bank financing facilities in the amount of $10,400,000 (US), established by the Registrant's affiliated company, TouchTunes, for financing the cost of manufacturing the Digital Jukebox, upon certain terms and conditions previously described. (See Item 1(f) "Funding of the Registrant's Operations". There can be no assurances that The Registrant or its affiliated company, TouchTunes, will be able to satisfy all terms and conditions specified by the bank for the full or any use of the bank funds.

     In addition to the funding mentioned above, the Registrant will require more funds during the following twelve month period. Management has engaged Nesbitt Burns Securities to assist the Registrant in raising at least $12,000,000 through a private equity placement. Management is currently negotiating a private placement with potential investors and anticipates completing this transaction during the second quarter of 1999. There can be no assurances that the private placement will be successfully completed on terms satisfactory to the Registrant, or at all.

     (d)  Other Events.


     On December 4, 1998, the Registrant changed its name to TouchTunes Music Corporation and increased its authorized shares to 50,000,000 shares of Class A Voting Common Stock, and 10,000,000 shares of Series A Preferred Stock.

     (e)Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. This may cause computer programs or operating equipment that have date-sensitive software using two digits to define the applicable year to recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.


     The Registrant has a comprehensive program in place to address the impact and issues associated with processing dates up to, through and beyond the Year 2000. This program consists of three main areas: (a) information systems, (b) supply chain and critical third party readiness and (c) business equipment. The Registrant is utilizing both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance. To coordinate the implementation of the program, the Registrant has appointed the Vice President, R&D and Technology as the Project Leader who reports to Management, the Board of Directors and the Audit Committee.

     Currently, all information systems projects are on schedule and are fully staffed. Systems that are critical to the Registrant's operations are targeted to be Year 2000 compliant by June of 1999. The Registrant has inventoried and determined the business criticality of all software and computer systems.
Based on preliminary review and analysis the Registrant believes that its software and computer systems will be Year 2000 compliant without having to incur significant additional expenditures.

     The nature of its business makes the Registrant very dependent on critical suppliers and service providers. The failure of such third parties to address the Year 2000 issue adequately, could have a material impact on the Registrant's ability to conduct its business. Accordingly, the Registrant has a team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys will be obtained from critical suppliers and service providers, and each survey response will be scored and assessed based on the third party's Year 2000 project plans in place and its progress to date. On-site visits or follow-up telephone interviews will be performed for critical suppliers and service providers. For any critical supplier or service provider which does not provide the Registrant with satisfactory evidence of their Year

2000 readiness, contingency plans will be developed which will include establishing alternative sources for the product or service provided.

     The Registrant believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the costs of the project and the ability of the Registrant to complete it on a timely basis are based on management's best estimates, which were based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors over which it has no control. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors, as well as a failure by the Registrant to execute its own remediation efforts. As a result, there can be no assurance that these forward looking statements and estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Registrant. As the Year 2000 project progresses, the Registrant will establish contingency plans.

ITEM 7.   Financial Statements


     Attached is Appendix A containing the following information:

     Independent Auditor's Report
     Balance Sheets as of December 31, 1998 and 1997
     Statements of Operations for the years ended December 31, 1998, 1997, 1996. Statements of Stockholders' Equity (Deficiency) for the years ended
      December 31, 1998, 1997, 1996.
     Statements of Cash Flows for the years ended December 31, 1998, 1997, 1996.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

     (a)  Directors and Officers.

     The executive officers and directors of the Registrant are listed below.

The term of each director is for one year.

     Name                   Office                        Age
     --------------------   ---------------------       ------
     Tony Mastronardi       Chief Executive Officer       38
                            President and Director
                            (Since December 1994)

     Guy Nathan             Senior Vice President,        55
                            Secretary,and Director
                            (Since December 1994)

     Tonino Lattanzi        Vice President and Director   47
                            (Since December 1994)

     Jacques Bourque        Assistant Secretary           47
                            And Director
                            (Since March 1997)

     Pierre Pharand         Director                      56
                            (Since March 1997)

     Caroline Singleton     Director                      45
                            (Since February 1998)

     Guy Rivard             Senior Vice President,        53
                            Finance and Administration

     Pierre Trudeau         Vice President, Research      38
                            and Development

     John Margold           Vice President, Sales         47
                            and Marketing

     Linda Komorsky         Vice President, Business      54
                            Affairs, Music Rights and
                            Licenses


   Tony Mastronardi has 11 years of diverse business experience holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the downloading jukebox project since conception, and currently has the responsibility of overseeing the management of the operations for TouchTunes. Mr. Mastronardi possesses previous experience in new ventures having already participated in launching two other companies in the retail sector. Between 1985 and 1994, Mr. Mastronardi was employed as a Vice President and then President of Les Pavages Samacon Inc., a Montreal based family-owned construction company. Since April 1993, he has also been active in the Management of Viatel Communications Inc., a Montreal-based cellular phone distributor.

   Guy Nathan is a recognized inventor, having patented over 100 intellectual property inventions since 1965. He has founded numerous research and development companies specializing in a variety of highly innovative products, such as microradars for military use, videodiscs using laser and CD technology, high efficiency DC motors and interactive cable TV. He also founded several companies for the purpose of promoting and marketing his inventions. Mr. Nathan has a great deal of experience in telecommunications. He was directly involved in the creation of photovoltaic powered television transmitters and repeaters and microwave links; created a photovoltaic powered modular television set for communal and educational TV use in third world countries; acted as consultant for numerous African countries in matters of telecommunications, more particularly in setting-up radio and television networks by satellite; developed satellite dish antennas for direct television reception in KU band and developed and patented an interactive cable TV.

   Tonino Lattanzi resides in France. Mr. Lattanzi has launched two successful waste management companies in France and Italy. Mr. Lattanzi is not involved in TouchTunes' management or ongoing daily activities.

   Jacques Bourque is a lawyer and senior partner of the law firm of Guy & Gilbert, which has offices in Montreal, Canada. Mr. Bourque graduated from the law faculty of Universite de Montreal in 1973 and was admitted to the Bar of the Province of Quebec in 1975. He also holds a Masters in Business Administration from McGill University. Mr. Bourque has extensive experience in corporate and commercial law, specializing in mergers and acquisitions.

   Pierre Pharand was appointed Vice President of Societe Financiere d'Innovation Inc. ("Sofinov") in September 1996. Sofinov is a venture capital fund and a wholly-owned subsidiary of Caisse de Depot et Placement du Quebec, a major pension fund with C$69 billion of assets under management. He holds a Bachelor's degree in Industrial Relations from the Universite de Montreal received in 1972 and a Bachelor's degree in Business Administration from McGill University received in 1964. He is also a Chartered Administrator. Prior to joining Sofinov, Mr. Pharand was President of Acero Management International Inc., a consulting firm specializing in the corporate development of technology-related companies. He was also Chairman of the Board as well as President and Chief Executive Officer of Datagram Inc., a communications and technology company.

   Caroline Singleton is Project Director, Information Technology for Societe Innovatech du Grand Montreal, a C$350 million high-technology venture capital fund. Prior to joining Innovatech in 1997, Ms. Singleton was president of Tordion Consulting Inc., a company specializing in the management of high technology projects in Canada, the United States and the Far East. She obtained a Bachelor of Science in Mathematics (Honours) from McGill University in 1978 and during the course of her career has designed or managed state-of-the-art software systems in many different areas including astrophysics, electric power generation, telecommunications, banking and medical technology. She currently serves on the Board of Directors of a number of leading edge technology companies and professional organizations and is a former elected member of the Canadian Executive Board of DECUS (The Digital Computer Users Society), an international organization which at the time had 50,000 members world-wide.

   Guy Rivard is a chartered accountant with 30 years of diversified experience in several industries including financial services, transportation, engineering, manufacturing, consulting and accounting services. He has held various senior managerial and financial positions for large national and international public companies. During the last ten years, Mr. Rivard was a Senior Vice President and Chief Financial Officer of Desjardins Laurentian Financial Group. Mr. Rivard received a degree in Business Administration and Accountancy from Laval University in Quebec City in 1968.


   Mr. Trudeau has 16 years of experience in the hi-tech industry, where he has held several management and development roles covering research and development on hardware and software projects. Mr. Trudeau was previously a division head, as well as responsible for research, at Eicon Technology Corporation, with a strong focus on customized and private label products at the national and international level. Mr. Trudeau received a Bachelor of Science degree in Computer Science (1982) and an M. S. degree in Computer Science (1985) from Sherbrooke University.

   John Margold has over 20 years of experience in the coin-op industry and has relationships with many jukebox operators across the United States. Prior to joining TouchTunes, Mr. Margold was a Sr. Vice President of NSM

   America, one of the leading manufacturers of traditional CD jukeboxes, both in the United States and Europe, where he alone accounted for the sales of approximately 6,000 jukeboxes per year. Mr. Margold received a Bachelor of Arts degree in Communications from St. Laurence University in 1973.


   Linda Komorsky, based In Los Angeles, has 25 years of experience in the music industry where she has held several senior positions with diverse responsibilities at national and international levels. Most recently, she served on the worldwide management committee of BMG Music Publishing

   International as Vice President, International Acquisitions and Marketing. Reporting directly to the CEO, Mrs. Komorsky had specific responsibilities with respect to the strategic growth of BMG Music Publishing on a worldwide level.

     (b)  Section 16(a) Beneficial Ownership Reporting Compliance.

     During the most recent fiscal year, Registrant's reporting persons did not file Forms 4 to reflect their receipt of stock options granted to them.


ITEM 10.  Executive Compensation

     Until January 1, 1997, the Registrant had no arrangement for the remuneration of its executive officers and directors, except that they received reimbursement for actual out-of-pocket expenses, including travel expenses, made on behalf of the Registrant. No remuneration was paid to the executive officers and directors of the Registrant for the year ended December 31, 1996.

     On March 11, 1997, the Registrant entered into an employment agreement with Tony Mastronardi, its President. The term of his employment is for five years and the salary for his first year of employment was fixed at $125,000 CDN, commencing January 1, 1997. Mr. Mastronardi entered a non-competition and confidentiality agreement with the Registrant for as long as he remains in its employ and for an additional year thereafter. The non-competition covenant will continue for as long as Mr. Mastronardi owns any shares, directly or indi-rectly, in the Registrant. On August 31, 1998, the Board of Directors increased Mr. Mastronardi's annual base salary to $150,000 CDN retroactively effective to January 1, 1998. In addition, Mr. Mastronardi was granted options to purchase an aggregate of 261,000 shares of the Registrant's Class A Common Stock at an exercise price of $2.78 (U.S.) per share. Options to purchase 51,000 shares will vest at the rate of 12,750 shares on September 1 of each of the four years commencing with the year 1999. Subject to certain contingencies, options to purchase an additional 105,000 shares will vest on

December 31, 1999; and options to purchase the remaining 105,000 shares will vest on December 31, 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

     On March 11, 1997, the Registrant also negotiated an employment agreement with Guy Nathan, its Senior Vice-President for Research and Development, and Secretary. The terms of the employment agreement with Mr. Nathan were identical to those of the employment agreement entered with Mr. Mastronardi. Mr. Nathan also executed a non-competition and confidentiality agreement in favor of the Registrant on terms identical to those of the non-competition and confidentiality agreement executed by Mr. Mastronardi. On August 31, 1998, the Board of Directors fixed Mr. Nathan's annual base salary at $150,000 CDN retroactively effective to January 1, 1998. In addition, Mr. Nathan was granted options to purchase an aggregate of 261,000 shares of the Registrant's Class A Common Stock at an exercise price of $2.78 (U.S.) per share. Options to purchase 51,000 shares will vest at the rate of 12,750 shares on September 1 of each of the four years commencing with the year 1999. Subject to certain contingencies, options to purchase 105,000 shares will vest on December 31, 1999; and options to purchase an additional 105,000 shares will vest on December 31, 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

     On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions of Guy Rivard, as the Registrant's Senior Vice-President of Finance and Administration. His employment is at will, with provisions made for severance payments depending on the length of his employment by the Registrant. Mr. Rivard will receive a base annual salary of $125,000 CDN. Depending upon his own performance and that of the Registrant, Mr. Rivard will be eligible for an annual bonus of up to 60% of his base salary. In addition, Mr. Rivard was granted options to purchase an aggregate of 168,000 shares of the Registrant's Class A Common Stock. Options to purchase 28,000 shares at $2.78 (U.S.) per share will vest at the rate of 7,000 shares on September 1 of each of the four years commencing with the year 1999. Options to purchase an additional 100,000 shares at $5.07 (U.S.) per share will vest at the rate of 15% on May 8, 1999; 35% on May 8, 2000; and 50% on May 8, 2001. Options to purchase the remaining 40,000 shares at $10.00 (U.S.) per share will vest, subject to certain market conditions, on May 8, 1999. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

     On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions of Pierre Trudeau as the Registrant's Vice-President of Research and Development. His employment is at will, with provisions made for severance payments depending on the length of his employment by the Registrant. Mr. Trudeau will receive a base annual salary of $125,000 CDN. Depending upon his own performance and that of the Registrant, Mr. Trudeau will be eligible for an annual bonus of up to 60% of his base salary. In addition, Mr. Trudeau was granted options to purchase an aggregate of 68,000 shares of the Registrant's Class A Common Stock. Options to purchase 28,000 shares at $2.78 (U.S.) per share will vest at the rate of 7,000 shares on September 1 of each of the four years commencing with the year 1999.
Options to purchase the remaining 40,000 shares at $2.97 (U.S.) per share will vest at the rate of 15% on August 10, 1999; 35% on August 10, 2000; and 50% on August 10, 2001. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

     On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions of John Margold as the Registrant's Vice-President of Sales and Marketing. His employment is at will, with provisions made for severance payments depending on the length of his employment by the Registrant. Mr. Margold will receive a base annual salary of $135,000 (U.S.). Depending upon his own performance and that of the Registrant, Mr. Margold will be eligible for an annual bonus of up to 100% of his base salary. In addition, Mr. Margold was granted options to purchase an aggregate of 93,000 shares of the Registrant's Class A Common Stock. Options to purchase 12,500 shares at $2.78(U.S.) per share have vested. Options to purchase an additional 37,500 shares at $2.78 (U.S.) per share will vest at the rate of 12,500 shares on September 1 of each of the three years commencing with 1999 and options to purchase the remaining 43,000 shares at $2.78 (U.S.) per share will vest at the rate of 10,750 shares on September 1 of each of the four years commencing with the year 1999. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.


     On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions of Linda Komorsky as the Registrant's Vice-President of Business Affairs, Music and Licensing. Her employment is at will, with provisions made for severance payments depending on the length of her employment by the Registrant. Ms. Komorsky will receive a base annual salary of $110,000 (U.S.). Depending upon her own performance and that of the Registrant, Ms. Komorsky will be eligible for an annual bonus of up to 60% of her base salary. In addition, Ms Komorsky was granted options to purchase an aggregate of 58,000 shares of the Registrant's Class A Common Stock. Options to purchase 38,000 shares at $2.78 (U.S.) per share will vest at the rate of 9,500 shares on September 1 of each of the four years commencing with the year 1999. Options to purchase the remaining 20,000 shares at $5.98 (U.S.) per share will vest at the rate of 15% on May 26, 1999; 35% on May 26, 2000; and 50% on May 26, 2001. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

     On August 31, 1998, the Board of Directors also granted options to purchase an aggregate of 15,000 shares of the Company's Class A Common Stock (5,000 shares each) to the Registrant's three independent directors: Pierre Pharand; Caroline Singleton and Jacques Bourque. The exercise price is $2.78 (U.S.) per share. These options will vest at the rate of 50% each on August
31, 1999 and August 31, 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities. Directors who are not employees of the Registrant receive an annual fee of $3,000 (U.S.) for attendance at 50% of the meetings and attendance fees of $500 (U.S.) for Board and committee meetings. Committee presidents receive $1,000 (U.S.) for attendance.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth information regarding the beneficial stock ownership of the Registrant's executive officers and directors and each person known by the Registrant to own five percent or more of the outstanding shares of its Common Stock as of March 31, 1999.

     Name and Address            Amount and Nature
     of Beneficial Owner         of Beneficial           Percent of
                                 Ownership               Class
     --------------------        ---------------------   -----------
     Tony Mastronardi            10,001,920 shares (1)   68.23%
     President, Director         573,073 shares (2)      3.91%
     4973, Felix McLernan
     Pierrefonds, QC H8Y 3L2

     Guy Nathan                  10,001,920 shares (1)   68.23%

     Senior Vice President       573,073 shares (2)      3.91%
     Secretary, Director
     50 Berlioz
     Nun's Island, Quebec
     H3E-1A3

     Tonino Lattanzi             328,038 shares          2.24%
     Vice President, Director    10,001,920 shares (1)   68.23%
     12, rue Dubois              573,073 shares (2)      3.91%
     92140                       14,666 shares (3)       0.10%
     Clamart France

     Jacques Bourque             20,717 shares           0.14%
     Director
     770, Sherbrooke Street,
     West
     Suite 2300
     Montreal, QC H3A IG1

     All officers and            10,938,414 shares       74.62%
     Directors as a group
     (four persons)

_____________________
(1) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, 94140 Alfortville France, the owner of 10,001,920 shares of the Registrant's Common Stock.


(2) Messrs. Mastronardi, Nathan and Lattanzi own 50%, 16.67% and 33.33% respectively, of the capital stock of Touchtunes Juke Box Inc., a Canadian corporation with offices at 1 Commerce Place, Suite 330, Nuns Island (Quebec) H3E1A2, the owner of 866,825 shares of the Registrant's common Stock.

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

     (b) Reference is made to the transactions described in Item 1 (f) above, between Societe Innovatech du Grand Montreal and Sofinov Societe Financiere d'Innovation Inc. (the "Canadian Investors"); the Registrant; and TouchTunes

Digital Jukebox, Inc. ("TouchTunes") a Canadian company jointly controlled by the Registrant and the Canadian Investors, which information is incorporated herein by such reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their TouchTunes Class B and Class C Shares for Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 2,000,000 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 12% of the Common Stock of the Registrant. Upon the exchange of their $13,330,579 principal amount of Debentures into an additional 6,665,289 shares of the Registrant's Series A Preferred Stock and their conversion of such Series A Preferred shares into the Registrant's Common Stock, the Canadian Investors will own approximately 37.15% of the Registrant's Common Stock.

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

ITEM 13.  Exhibits and Reports on Form 8-K


     a)   Index To Exhibits

Exhibit
Number                   Description
--------                ---------------
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

3.(iii)   Certificate of Amendment to Articles of Incorporation.


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

10. (xvii)Jukebox License Office Certificate, dated March 11, 1997. Reference is made to Exhibit 10(xvii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

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

10. (xxii)Debenture dated August 5, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10.(xxiii)Debenture dated August 5, 1998, registered  in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiv)Debenture dated August 5, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxv) Debenture dated August 5, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxii)Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.


10.(xxiii)Debenture dated November 2, 1998, registered  in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiv)Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxv) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxvi)Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxv) Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10.(xxviii)Debenture dated November 2, 1998, registered in the name of Societe
          Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxix)Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

16. Letter from prior auditor, Armstrong Gilmour Accountancy Corporation, relative to the information set forth in Item 4 of Registrant's Form 8-K/A for the month of February 1998, which Exhibit is incorporated herein by reference.


27.       Financial Data Schedule.

     b)   Reports on Form 8-K

     Registrant filed a Form 8-K dated December 13, 1998 reporting on Items 1, 5 and 7 during the last quarter of 1998.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOUCHTUNES MUSIC CORPORATION



Dated: May 18, 1999                Per: /s/Tony Mastronardi
                                        ------------------------------
                                          Tony Mastronardi
                                          President and Director

Dated: May 18, 1999                Per: /s/Guy Nathan
                                        ------------------------------
                                          Guy Nathan
                                          Secretary and Director

                                  APPENDIX A

                         TOUCHTUNES MUSIC CORPORATION

                             FINANCIAL STATEMENTS



                                     INDEX




                                                           Page


     Independent Auditor's Report........................... (i)

     Balance Sheet as of December 31, 1998 and 1997........ (ii)

     Statements of Operations for the years ended
     December 31, 1998, 1997, 1996.........................(iii)

     Statements of Stockholders' Equity (Deficiency)
     For the years ended December 31, 1998, 1997, 1996..... (iv)

     Statements of Cash Flows for the year ended
     December 31, 1998, 1997, 1996.......................... (v)

     Notes to Financial Statements.........................  (1)

                    FINANCIAL STATEMENTS


                    TOUCHTUNES MUSIC CORPORATION
                    [Formerly Technical Maintenance Corporation]

                    December 31, 1998



                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of
TouchTunes Music Corporation

We have audited the accompanying balance sheet of TouchTunes Music Corporation [formerly Technical Maintenance Corporation] (the "Company") as at December 31, 1998 and 1997, and the related statements of operations, stockholders' deficiency and cash flows for the two years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1996 were audited by other auditors whose report dated March 28, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of operations and cash flows of the Company for the periods described in the first paragraph above, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ERNST & YOUNG LLP

Montreal, Canada,
April 16, 1999.                   Chartered Accountants

                                       (i)

TouchTunes Music Corporation


BALANCE SHEETS


As at December 31
[In U.S. dollars]
                                                                     1998          1997
                                                                        $             $
                                                              ------------   -----------


ASSETS
Current
Cash and term deposits                                          1,211,052           773
Accounts receivable                                                34,668             -
Prepaid music and performance rights                              149,496             -
Other assets                                                      114,701             -
                                                              ------------   -----------
Total current assets                                            1,509,917           773
                                                              ------------   -----------

Investment in jointly-controlled company [note 3]                       -        49,735
Jukeboxes [note 4]                                              1,711,619             -
Other fixed assets [note 4]                                       333,143       162,887
Non-competition agreement - net of accumulated amortization
of $400,000 [1997 - $200,000]                                     600,000       800,000
Patents - net of accumulated amortization of  $486,747
 [1997 - $301,360] [note 7]                                       507,475       558,309
                                                              ------------   -----------

                                                                4,662,154     1,571,704
                                                              ------------   -----------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities                          580,694        42,878
Deficit in jointly-controlled company [note 3]                     81,512             -
Capital lease obligations, current [note 5]                       973,274             -
Due to jointly-controlled company [notes 3 and 7]               9,147,802     2,484,397
                                                              ------------   -----------
Total current liabilities                                      10,783,282     2,527,275
                                                              ------------   -----------
Capital lease obligations [note 5]                                827,395             -
                                                              ------------   -----------
                                                               11,610,677     2,527,275
                                                              ------------   -----------

Stockholders' deficiency [notes 10 and 13]
Series A preferred stock, $.001 par value
  Authorized: 10,000,000 shares
  Issued & outstanding: 100 [1997 - 100]                                1             1
Class A common stock, $.001 par value
  Authorized: 50,000,000 shares
  Issued & outstanding: 14,658,644 [1997 - 14,658,644]             14,659        14,659
Additional paid-in capital                                      3,483,382     3,483,382
Deficit                                                       (10,446,565)   (4,453,613)
                                                              ------------   -----------
Total stockholders' deficiency                                 (6,948,523)     (955,571)
                                                              ------------   -----------
                                                                4,662,154     1,571,704
                                                              ------------   -----------

Contingent liabilities [notes 3 and 12]

See accompanying notes

On behalf of the Board:Director     Director

                                    (ii)

TouchTunes Music Corporation


STATEMENTS OF OPERATIONS

Years ended December 31
[In U.S. dollars]


                                                      1998         1997         1996
                                                         $            $            $
                                                 ----------   ----------   ----------

Revenues
Jukebox lease revenues                              71,620            -            -
                                                 ----------   ----------   ----------

Expenses
Sales and marketing                              1,584,787      316,132       65,681
Research and development services                  843,422      841,654      246,430
General and Administrative                       2,597,364    1,059,072      490,616
Depreciation & amortization                        580,017      423,083      189,243
Interest and financing costs                       489,088       84,790            -
Foreign exchange gains                            (161,353)           -            -
                                                 ----------   ----------   ----------
                                                 5,933,325    2,724,731      991,970
                                                 ----------   ----------   ----------


Net loss before share of net (income) loss in
 jointly controlled company                      5,861,705    2,724,731      991,970

Share of net (income) loss in jointly
 controlled company [note 3]                       131,247      (49,151)           -
                                                 ----------   ----------   ----------
Net loss                                         5,992,952    2,675,580      991,970
                                                 ----------   ----------   ----------

Per common share [note 8]

Basic and diluted net loss per share                (0.41)       (0.19)       (0.08)


See accompanying notes

                                      (iii)

TouchTunes Music Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


Years ended December 31
[In U.S. dollars]

                                 Series A              Class A
                                 Preferred          Common Stock
                                   Stock
                                                                        Additional
                                                                          paid-in    Accumulated
                              Shares  Amount      Shares       Amount     capital      deficit      Total
                                        $                        $           $            $           $
                              ------- -------  ------------- ---------- ------------ ----------- ------------


  Balances, December 31, 1995      _       _     12,909,000     12,909    1,430,020    (786,063)     656,866
                Net loss 1996      _       _              _          _            _    (991,970)    (991,970)

                              ------- -------  ------------- ---------- ------------ ----------- ------------
  Balances, December 31, 1996      _       _     12,909,000     12,909    1,430,020  (1,778,033)    (335,104)

  Issuance of preferred stock
                     March 15
              $1.50 per share    100       1              _          _          149            _         150

     Issuance of common stock
                    [note 10]
                     April 21
          $0.529999 per share      _       _        900,888        901      476,569            _     477,470
          $0.533330 per share      _       _         75,000         75       39,925            _      40,000
          $2.000000 per share      _       _        500,000        500      999,500            _   1,000,000
          $2.105395 per share      _       _        199,819        200      420,498            _     420,698

                    October 7
              $1.50 per share      _       _         56,820         57       85,173            _      85,230
              $1.50 per share      _       _          5,337          5        8,000            _       8,005
              $2.00 per share      _       _         11,780         12       23,548            _      23,560
                Net loss 1997              _              _          _            _  (2,675,580)  (2,675,580)
                              ------- -------  ------------- ---------- ------------ ----------- ------------
  Balances, December 31, 1997    100       1     14,658,644     14,659    3,483,382  (4,453,613)    (955,571)
  Net loss 1998                                                                      (5,992,952)  (5,992,952)

                              ------- -------  ------------- ---------- ------------ ----------- ------------
  Balances, December 31, 1998    100       1     14,658,644     14,659    3,483,382 (10,446,565)  (6,948,523)
                              ------- -------  ------------- ---------- ------------ ----------- ------------


See accompanying notes

                                        (iv)


TouchTunes Music Corporation


STATEMENTS OF CASH FLOWS


Years ended December 31
[In U.S. dollars]
                                                            1998           1997            1996
                                                               $              $               $
                                                      -----------    -----------      ----------


OPERATING ACTIVITIES
Net loss                                              (5,992,952)    (2,675,580)       (991,970)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Share of (net income) loss from jointly
 controlled company                                      131,247        (49,151)              -
Depreciation and amortization                            580,017        423,083         189,243
Changes in working capital assets and liabilities:
Accounts receivable                                      (34,668)             -               -
Prepaid expenses and other assets                       (264,197)        21,306         (21,306)
Accounts payable and accrued liabilities                 537,816         26,763         107,405
                                                      -----------    -----------      ----------
Cash used in operating activities                     (5,042,737)    (2,253,579)       (716,628)
                                                      -----------    -----------      ----------

INVESTING ACTIVITIES
Investment in jointly controlled company                       -           (584)              -
Purchases of Jukeboxes for leasing                    (1,800,669)             -               -
Increase in costs of patents                            (134,554)      (251,409)       (101,346)
Purchase of other capital assets                        (275,835)             -               -
                                                      -----------    -----------      ----------
Cash used in investing activities                     (2,211,058)      (251,993)       (101,346)
                                                      -----------    -----------      ----------

FINANCING ACTIVITIES
Increase in amounts due to jointly-controlled
 company including intercompany capital
 leases                                                8,464,074      2,484,397               -
Advances from stockholders                                     -         (9,863)        818,070
Proceeds from sale of common stock                             -         31,565               -
Proceeds from sale of preferred stock                          -            150               -
                                                      -----------    -----------      ----------
Cash provided by financing activities                  8,464,074      2,506,249         818,070
                                                      -----------    -----------      ----------

Net increase in cash                                   1,210,279            677              96
Cash, beginning of period                                    773             96               -
                                                      -----------    -----------      ----------
Cash, end of period                                    1,211,052            773              96
                                                      -----------    -----------      ----------
Cash consists of
Cash                                                     312,176            773              96
Term deposits                                            898,876              -               -
                                                      -----------    -----------      ----------
                                                       1,211,052            773              96
                                                      -----------    -----------      ----------

                                          (v)

TouchTunes Music Corporation


STATEMENTS OF CASH FLOWS [Cont'd]


Years ended December 31
[In U.S. dollars]
                                                1998            1997             1996
                                                   $               $                $
                                               ------      ----------       ----------

Supplemental cash flow information
Interest paid                                      -               -                -
Income taxes paid                                  -               -                -
                                               ------      ----------       ----------

Non-cash investing & financing activities
The following were exchanged for common stock:
    Advances from stockholders                     -         898,168                -
    Non-competition agreement                      -       1,000,000                -
    Accounts payable                               -         125,235                -
                                               ------      ----------       ----------
                                                   -       2,023,403                -
                                               ------      ----------       ----------

Accrual of non-competition agreement               -               -        1,000,000
                                               ------      ----------       ----------

See accompanying notes

                                      (vi)

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses since inception of operations in 1995 totalling $10,445,565, and has not yet generated significant revenue. Further, stockholders' deficiency as at December 31, 1998 totals $6,948,523. As described in Note 13, the Company and TouchTunes Digital Jukebox Inc. raised additional equity of $3,330,579 U.S., successfully negotiated bank loan facilities totalling $11,700,000 U.S. and is currently negotiating to raise at least $12,000,000 in equity. The Company has not received any indications that this equity will not be raised.

The Corporation's ability to continue as a going concern is dependent upon its ability to obtain further financing, achieving profitable operations through increased revenues, upon generating positive cash flow from operations and on maintaining or replacing existing supply arrangements. These financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Corporation be unable to continue its business.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

TouchTunes Music Corporation (the "Company") was a development stage company with primary efforts directed at the development of a digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company completed its development stage during the fourth quarter of 1998. As of December 31, 1998, 181 jukebox units have been installed in various locations in the United States.

The Company's operating expenses have been funded by TouchTunes Digital Jukebox Inc. ["TouchTunes Digital"], a jointly controlled Canadian entity [see note 3 & 13]. Substantially all of the management and technical developmental activities are conducted through TouchTunes Digital for which the Company is charged certain costs incurred in addition to a 5% mark-up on various services in accordance with the respective inter-company service agreements.

On August 31, 1998 the Company's Board of Directors authorized the change of name of the Company to TouchTunes Music Corporation from Technical Maintenance Corporation.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Basis of presentation

Investments in which the Company exercises joint control are accounted for using the equity method. Under this method, only the Company's share of net income or loss is recorded. Note 3 to the financial statements summarizes the effect of the investments on the financial statements.

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

Fixed assets

Jukeboxes consist of jukeboxes acquired by the Company for leasing to its customers from TouchTunes Digital under a capital master lease agreement. Depreciation is provided on a straight-line basis over an estimated economic life of five years, commencing with commercial operation of the jukeboxes.

Other fixed assets are stated at cost and depreciated on the following basis:

Computer Equipment                 Straight line over 5 years
Furniture and Equipment            20% declining balance
Jukeboxes for promotion            Straight line over 5 years
Computer software                  30% declining balance
Computer operating system          Straight line over 5 years
Jukebox spare parts                Straight line over 5 years

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

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. No internal software development costs have been capitalized as of December 31, 1998.

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the shareholder's cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1997, legal costs associated with the registration of patents were approximately $251,000. In 1998, legal costs of approximately $135,000 were capitalized.

Non-competition agreements

The Company has non-competition agreements with the provider of computer operating systems and several system programmers who assisted in the development of the system. The agreements are effective January 1, 1997, and cover the succeeding five years. The costs are amortized on a straight-line basis over the five-year life of the agreements.

The Company periodically reviews the patents and non-competition agreements for possible impairment, which would be recognized if a permanent decline in value had occurred.

Currency of measurement

The currency of measurement used in the preparation of these financial statements is the U.S. dollar.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

Accounting Pronouncements

Accounting for the Costs of Computer Software Developed or Obtained

In March 1998, the AICPA issued SOP 98-1 "Accounting for the costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance that requires capitalization of certain costs incurred during an internal-use software development project. Costs that are considered to be related to research and development activities and costs of certain data conversion activities should be expensed as incurred. Similarly, training, maintenance and general and administrative or overhead costs should be expensed as incurred.

The SOP is effective for the Company and is required to adopt the SOP in fiscal 1999. The Company has not yet determined the impact of this standard on its financial statements.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new statement and has not yet determined the impact, if any, on its financial statements. The adoption of this statement is not expected to change the Company's business practices. As required, the Company plans to adopt this statement upon its applicable effective date in fiscal 2000.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Cost of Start-Up Activities

The AICPA issued Statement of Position 98-5 which requires that the cost of start-up activities be expensed as incurred. This SOP is effective for entities with fiscal years beginning after December 15, 1998. The initial application of this SOP is reported as a cumulative effect of a change in accounting principles. The Company has not yet determined the impact of this standard on its financial statements.



3. INVESTMENT IN JOINTLY CONTROLLED COMPANY

Exchangeable Shares and Voting Rights

On March 21, 1997, the Company incorporated and acquired 800 shares of Class A common stock of TouchTunes Digital for a total consideration of $584 US.

The Company controls 50% of the votes of TouchTunes Digital and has the ability to elect 50% of the Board of Directors. Pursuant to an agreement with the other 50% shareholders of TouchTunes Digital [the "Canadian Investors"], such shareholders can exchange their Class B and Class C common shares in TouchTunes Digital into shares of the Company at any time. The Company would then own 100% of TouchTunes Digital which would become a wholly-owned subsidiary and which would result in the preparation of consolidated financial statements [see note 13].

Convertible Debentures

On February 11, 1998, the holders of the Class B and C shares subscribed for an aggregate principal amount of $4,000,000 U.S. of debentures ("Debentures") issued by TouchTunes Digital. On August 5, 1998, additional Debentures of $2,000,000 US were issued. On November 2 1998, TouchTunes issued the additional Debentures of $4,000,000 US.

On March 22, 1999 and April 8, 1999, TouchTunes Digital issued additional Debentures to the Canadian Investors totaling $3,330,579 U.S. under terms and conditions similar to the existing outstanding Debentures. [see note 13]

The Debentures are payable by TouchTunes Digital on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon such demand, the Debentures would bear interest at a rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Under present conditions, it is unlikely that interest would have to be paid on the Debentures. In the event TouchTunes Digital would have to pay interest on the Debentures, the amounts would be $600,000 US from the date of issuance of the Debentures.

On February 11, 1998, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $10,000,000 US in principal amount), at an exchange rate of $2.00 per share, for the issuance by the Company of up to 5,000,000 shares of its Series A preferred stock, convertible at the option of the holders, share for share, into an aggregate of up to 5,000,000 shares of the Company's Common Stock.

Loan Facilities

On January 29, 1999 and April 19, 1999, TouchTunes Digital successfully negotiated term loan facilities aggregating $2,000,000 Canadian and $10,400,000 U.S. [see note 13].

Sources of Revenues

TouchTunes Digital's revenues are derived from various services provided to the Company as well as interest earned on its balance due from the Company. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes Digital earns interest at a rate of 15% on jukeboxes leased to the Company under a capital master lease agreement.

The Company is charged interest on the intercompany balance payable to TouchTunes Digital at a rate equal to the Canadian prime rate plus 1.5%. The adjusted rate as at December 31, 1998, was 8.25%.

Litigation

Both companies are jointly involved in a one litigation case [see note 12].

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Analysis of Investment

The investment in TouchTunes Digital is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes Digital as at December 31, 1998:
                                               1998          1997
                                                  $             $
------------------------------------------------------------------
Current
Cash and term deposits                      163,828        99,718
Accounts receivable                         167,550       129,911
Government grant recoverable                169,106             -
Inventory                                   203,188             -
Investment income tax credits                72,034             -
Income tax recoverable                      112,220
Prepaid expenses                            119,801       131,985
Due from TouchTunes Music Corporation     9,147,802     2,484,397
Capital lease receivable                    973,275             -
Total current assets                     11,128,804     2,846,011
------------------------------------------------------------------
Fixed assets                              2,114,836       279,907
Capital lease receivable                    827,393             -
------------------------------------------------------------------
                                         14,071,033     3,125,918
------------------------------------------------------------------

Liabilities
Current
Bank overdraft                               14,450             -
Accounts payable and accrued liabilities    702,909       135,507
Income taxes payable                              -        95,383
Capital lease obligations                   227,832             -
Debentures                               10,000,000             -
------------------------------------------------------------------
Total current liabilities                10,945,191       230,890
------------------------------------------------------------------
Capital lease obligation                    494,191             -
Deferred income tax                          99,806             -
------------------------------------------------------------------
                                         11,539,188             -
------------------------------------------------------------------
Stockholders'Equity                       2,531,845     2,895,028
------------------------------------------------------------------
                                         14,071,033     3,125,918
------------------------------------------------------------------

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

For the periods ended December 31, 1998 and 1997, the results of TouchTunes Digital's operations were as follows (in U.S. dollars):
                                                   1998            1997
                                                      $               $
------------------------------------------------------------------------
                                           [12 months] [From February 7]

Services fees                                 2,073,418       1,619,556
Interest income                                 441,523               -
Foreign exchange loss                          (113,880)              -
------------------------------------------------------------------------
Total Revenue                                 2,401,061       1,619,556
------------------------------------------------------------------------
Expenses (net of Research and Development
          tax credits)                        2,708,425       1,373,515
------------------------------------------------------------------------
Income (loss) from operations                  (307,364)        246,041
------------------------------------------------------------------------
Income tax recovery net of deferred portion      44,870         101,127
------------------------------------------------------------------------
Net Income (loss)                              (262,494)        144,914
------------------------------------------------------------------------

TouchTunes Digital occupies an office facility under an operating lease which expires in 2008. Future minimum rental commitments are as follows.

                                                      $
------------------------------------------------------------------------
1999                                            165,491
2000                                            165,491
2001                                            165,491
2002                                            165,491
2003                                            157,756
Thereafter                                      650,868
------------------------------------------------------------------------
                                              1,470,588

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



4. FIXED ASSETS

                            Cost     Accumulated     Net
1998                          $           $           $
-------------------------------------------------------------

Jukeboxes:

Jukeboxes                 1,800,669       89,050   1,711,619
-------------------------------------------------------------
                          1,800,669       89,050   1,711,619
-------------------------------------------------------------

Other Fixed Assets:

Computer equipment           47,890       23,393      24,497
Furniture & equipment        38,852        3,885      34,967
Jukeboxes for promotion      80,387        8,039      72,348
Computer software             5,417          812       4,605
Computer operating          360,000      282,000      78,000
system
Jukebox spare parts         131,919       13,193     118,726
-------------------------------------------------------------
                            664,465      331,322     333,143
-------------------------------------------------------------


1997
-------------------------------------------------------------

Computer Equipment           28,629       15,742      12,887
Computer Operating System   360,000      210,000     150,000
-------------------------------------------------------------
                            388,629      225,742     162,887



5. CAPITAL LEASE OBLIGATION

During the year the Company entered into a capital master lease agreement with TouchTunes Digital whereby jukeboxes are leased by TouchTunes Digital to the Company. The capital lease terms are as follows: 20% of the cost of each jukebox is payable in the month it is delivered with the remaining principal financed over 30 months at 15% interest per annum. At the end of the lease the Company has the option to buy each jukebox for $1.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]


5. CAPITAL LEASE OBLIGATION [Cont'd]

Minimum lease payments are due by the Company to TouchTunes Digital as follows:

                                                                  $
----------------------------------------------------------------------

1999 (including outstanding  20% deposits of $360,134):    1,150,193
2000                                                         694,543
2001                                                         251,756
----------------------------------------------------------------------
                                                           2,096,492
Less:   Interest portion                                    (295,823)
Current portion of capital lease obligation                 (973,274)
----------------------------------------------------------------------
                                                             827,395
----------------------------------------------------------------------


6. INCOME TAXES

No provision for income taxes is included in the financial statements because the Company has had continuous losses and there is no assurance that there will be future taxable income which might offset the current loss carry-forward.

The Company has unrecognized net operating loss carry-forwards of approximately $3,652,000 for U.S. federal income tax purposes, expiring as follows:

                                                     $
--------------------------------------------------------

2006                                              1,000
2009                                             28,000
2010                                            290,000
2011                                            246,000
2012                                            842,000
2018                                          2,245,000
--------------------------------------------------------
                                              3,652,000
--------------------------------------------------------

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



6. INCOME TAXES [Cont'd]

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as at December 31, 1998 and 1997 are as follows:
                                              1998         1997
                                                 $            $
----------------------------------------------------------------

Net operating losses                     1,241,843      478,736
Depreciation and amortization expense       46,194      (58,236)
Capitalized start-up costs               2,099,028    1,082,637
Unrealized Foreign Exchange Gain           (54,860)           -
Intercompany interest                      170,711       28,829
----------------------------------------------------------------
                                         3,502,916    1,531,966
Valuation allowance                     (3,502,916)  (1,531,966)
----------------------------------------------------------------
Total deferred tax assets (liabilities)          -            -


7. RELATED PARTY TRANSACTIONS

The following related party transactions are not disclosed elsewhere in the financial statements and were concluded between the Company and its shareholders:

Non-competition agreement

On December 20, 1996, the Company entered into a five-year non-competition agreement with Oraxium International, Inc., which is a shareholder and the supplier of the Company's computer operating system. The agreement took effect January 1, 1997 and provided for a consideration of $800,000 U.S.. The Board of Directors authorized the issuance of 400,000 shares of restricted Class A common stock which it valued at $2.00 US per share. The shares were issued on April 21, 1997.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]


7. RELATED PARTY TRANSACTIONS [Cont'd]

Expenses

Touchtunes Jukebox, Inc., a shareholder, charged the Company approximately $647,000 in 1996 for research and development and operating expense reimbursements. Included in the reimbursements were fees to Touchtunes Jukebox, Inc. of $85,847 in 1996 as a 15% mark-up on actual costs.

In 1998, TouchTunes Digital charged the Company $2,053,787 [1997 - $1,365,937] for research & development, as well as various managerial and on-going technical support services. The total profit on these services which is included in the total fees amounts to $75,425 [1997 - $80,493]. TouchTunes Digital charged the Company $320,882 [1997 - $84,790] in interest on amounts owing during 1998, as well as, $44,609 [1997 - nil] in interest relating to the capital master lease agreement.

Due to jointly controlled company

The balance of $9,147,802 [1997 - $2,484,397] is due on demand and bears interest at the Canadian prime rate plus 1.5%. At December 31, 1998, this rate was 8.25% [see note 13].


8. LOSS PER SHARE
                                              1998           1997       1996
                                                 $              $          $
-----------------------------------------------------------------------------

Numerator for basic loss per share
Loss to common shareholders              5,992,952      2,675,580    991,970
-----------------------------------------------------------------------------

Denominator for basic loss per share -
 weighted-average number shares issued
 and outstanding                        14,658,644     14,092,327 12,909,000
-----------------------------------------------------------------------------

Basic and diluted net loss per share         (.41)          (.19)      (.08)
-----------------------------------------------------------------------------


The options to purchase shares of Class A Common Stock referred to in note 10 [i] and the effects of the conversion referred to in note 10 [g] were not included in the computation of the diluted loss per share because the effect would be antidilutive.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



9. COMMITMENTS

The Company occupies an office facility under an operating lease which expires in 2003. Future minimum rental commitments are as follows:

                                                     $
--------------------------------------------------------

1999                                             70,000
2000                                             72,000
2001                                             74,000
2002                                             76,000
2003                                              6,000
--------------------------------------------------------
                                                298,000
--------------------------------------------------------


10.CAPITAL STOCK

Authorized

Class A common stock, $.001 par value, authorized -
50,000,000 shares. Each common share has the right to one vote per share.

Series A preferred stock, $.001 par value, authorized -
10,000,000 shares. Each share of Series A preferred stock can be converted into one share of Class A common stock at the option of the holder. Each Series A preferred has the right to one vote per share.

Issued
                                                       1998       1997
                                                          $          $
-----------------------------------------------------------------------

14,658,644 Class A common stock [1997 -              14,659     14,659
           14,658,644]
       100 Series A preferred stock [1997 - 100]          1          1
-----------------------------------------------------------------------
                                                     14,660     14,660
-----------------------------------------------------------------------

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



10.CAPITAL STOCK [Cont'd]

The holders of the Class A common stock and Series A preferred stock are entitled to receive any dividend or any distribution declared by the Company, on an equal basis, without any distinction as to class.

Capital transactions from 1996 through 1998 are as follows:

[a] On September 25, 1996, the Board of Directors approved the issuance of
    75,000 shares of Class A common stock to repay accounts payable of $40,000 which were issued on April 21, 1997.

[b] On September 25, 1996, the Board of Directors approved the issuance of
    900,888 shares of Class A common stock to repay advances from stockholders totaling $477,470 which were issued on April 21, 1997.

[c] On December 20, 1996, the Board of Directors approved the issuance of
    500,000 shares of Class A common stock to repay accounts payable totaling $1,000,000 which were issued on April 21, 1997.

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

[g] The Company has reserved 7,000,000 shares of the Series A preferred stock for issuance to the Canadian Investors upon the occurrence of certain events. In addition, 7,000,000 shares of Class A common stock have been reserved for issuance in the event of the conversion of the Series A preferred stock.

[h] On August 31, 1998, the Board of Directors authorized the amendment to the company's Amended and Restricted Articles of Incorporation, increasing the authorized Class A voting common stock to 50,000,000 shares from 25,000,000 in 1997.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



10.CAPITAL STOCK [Cont'd]

[i] On August 31, 1998, the Board of Directors authorized stock option plans with a total of 1,086,678 stock options for management and certain employees. Each option is for the purchase of one share. The exercise price of these options range from $2.78 per share to $10.00 per share. Stock options vest over a period of 3 to 5 years.



11.FINANCIAL INSTRUMENTS

Fair value of financial instruments

For the Company's financial instruments, including cash and term deposits, accounts payable and accrued liabilities, the carrying amounts approximate the fair value due to their short maturities.

Rates currently available to the Company for the capital lease obligations with similar terms and remaining maturities are not significantly different from contractual interest rates disclosed in Note 5. The carrying value of the capital lease obligations are therefore a reasonable estimate of their fair values.

Currency Risk

As at December 31, 1998, $3,438,278 of the Company's accounts payable were denominated in Canadian Dollars. The equivalent Canadian dollar balance as at December 31, 1998 amounted to $5,277,122.


12.CONTINGENT LIABILITIES

In July 1998, the Company and TouchTunes Digital became jointly involved in a litigation case, the outcome of which is not yet determinable. However, based on information presently available, management does not expect any material adverse result and believes the litigation is without merit.

The Company has guaranteed the loan facilities of TouchTunes Digital. The total amounts guaranteed are for $1,750,000 Canadian and $12,480,000 U.S., supported by moveable hypothecs on the Company's past, present and future assets. [see notes 3 and 13]

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



12.CONTINGENT LIABILITIES [Cont'd]

The Company and TouchTunes Digital have committed to purchase a minimum number of jukeboxes in the period ending October 31, 1999. Should this minimum commitment not be met, the Company and TouchTunes Digital are contractually obligated to reimburse certain costs incurred by the supplier.


13.SUBSEQUENT EVENTS

Loan Facilities

On January 29, 1999, TouchTunes Digital successfully negotiated term loan facilities aggregating $2,000,000 Canadian dollars with a major Canadian chartered bank for financing of equipment acquisitions, leasehold improvements and research and development expenditures. The total funds received from these loan facilities aggregated $1,250,000 Canadian dollars. The security provided to the Bank by TouchTunes Digital was in the form of moveable hypothecs on past, present and future assets of TouchTunes Digital Jukebox Inc., as well as a guarantee from the Company for the entire amount. Interest rates on these facilities range from 1.0% to 3.75% over the bank's Canadian prime rate, with terms ranging from 15 months to 60 months.

On April 19, 1999, TouchTunes Digital successfully negotiated a term loan facility aggregating $10,400,000 U.S. with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by TouchTunes Digital was in the form of moveable hypothecs on past, present and future assets of TouchTunes Digital, as well as a guarantee from the Company for the entire amount. The interest rate on this facility is priced at the Bank's US rate, plus 2.55%, in addition to other related fees. The loan will be disbursed in monthly tranche amounts, based on various terms and conditions, with each tranche having a term of 30 months. As a condition to the Bank disbursing loan amounts in excess of $3,400,000 U.S., the Company must increase its equity by $15,000,000 U.S.

Debenture Put Right Agreements

On March 22, 1999, the Canadian Investors subscribed for additional Debentures issued by TouchTunes Digital for an aggregate principal amount of $830,579 U.S.. Concurrently, on March 22, 1999, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors providing them with the right and option to require the Company to purchase all, or any part of the principal amount of the Debentures aggregating $830,579 U.S., at an exchange rate of $2.00 US per share of the Company's Series A preferred stock. Each Series A preferred share is convertible at the option of the holders, share for share, into an aggregate of up to 415,289 shares of the Company's Common Stock.

TouchTunes Music Corporation


                         NOTES TO FINANCIAL STATEMENTS


December 31, 1998
[In U.S. dollars]



13.SUBSEQUENT EVENTS [Cont'd]

On April 8, 1999, Sofinov Societe Financiere d'Innovation Inc. subscribed for additional Debentures issued by TouchTunes Digital for an aggregate principal amount of $2,500,000 U.S. Concurrently, on April 8, 1999, the Company entered into a "Debenture Put Right Agreement" with Sofinov Societe Financiere d'Innovation Inc., providing them with the right and option to require the Company to purchase all, or any part of the principal amount of the Debentures aggregating $2,500,000 U.S. at an exchange rate equal to the greater of $2.00 U.S. per share of the Company's Series A preferred stock or 85% of the price per share offered in a private placement, closing no later than July 1, 1999. Each Series A preferred share is convertible at the option of the holders, share for share, into an aggregate of up to 1,250,000 shares of the Company's Common Stock.

The Debentures are payable by TouchTunes Digital on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon such demand, the Debentures would bear interest at a rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount.

Private Placement Transaction

The Company is actively seeking additional private equity capital. To assist in its efforts, the Company has signed an exclusive mandate with investment banker Nesbitt Burns Securities Inc. The Company is also exploring the possibility of various strategic alliances. The Company has signed a term sheet and is negotiating a final agreement, exclusively with a syndicate of private fund investors, for an investment of $12,000,000 in equity of the Company.