Form 10QSB
period 1999-03-31
TOUCHTUNES MUSIC CORP
filed 1999-06-01
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

     Commission File No.: 333-7006


                  TOUCHTUNES MUSIC CORPORATION
-------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


     Nevada                               87-0485304
     -------------------------------  -------------------
     (State or other jurisdiction of  (I.R.S. Employer
     incorporation or organization)   Identification
                                      Number)

  1800 E. Sahara, Suite 107
  Las Vegas, Nevada 89104
-------------------------------------------------------------
(Address of principal executive offices, including zip code)

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


The total number of shares of Class A Common Stock outstanding on March 31, 1999, was 14,658,644.















                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended March 31, 1999, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                              TOUCHTUNES MUSIC CORPORATION

                                     March 31, 1999


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

























TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
BALANCE SHEETS

                                                               March 31   December 31
[In U.S. dollars]                                                  1999          1998
                                                                      $             $
                                                            (Unaudited)      (Note *)
                                                            ------------  ------------
ASSETS
Current
Cash & term deposits                                                  -     1,211,052
Accounts receivable                                             107,728        34,668
Prepaid music & performance rights                              229,102       149,496
Other assets                                                    107,072       114,701
                                                            ------------  ------------
Total current assets                                            443,902     1,509,917
                                                            ------------  ------------

Jukeboxes                                                     1,784,250     1,711,619
Other fixed assets                                              402,333       333,143
Non-competition agreement - net of accumulated amortization
   of $450,000 [1998 - $400,000]                                550,000       600,000
Patents - net of accumulated amortization of  $539,570
   [1998 - $486,747]                                            579,168       507,475
                                                            ------------  ------------
                                                              3,759,653     4,662,154
                                                            ------------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Bank Overdraft                                                   73,116             -
Accounts payable and accrued liabilities                        648,532       580,694
Deficit in jointly-controlled company [note 3]                   72,123        81,512
Capital lease obligations, current                            1,204,286       973,274
Due to jointly-controlled company [note 3]                   10,250,236     9,147,802
                                                            ------------  ------------
Total current liabilities                                    12,248,293    10,783,282
                                                            ------------  ------------
Capital lease obligations                                       754,118       827,395
                                                            ------------  ------------
                                                             13,002,411    11,610,677
                                                            ------------  ------------


Stockholders' deficiency
Series A preferred stock, $.001 par value
 Authorized: 10,000,000 shares
  Issued & outstanding: 100 [1998 - 100]                              1             1
Class A common stock, $.001 par value
  Authorized: 50,000,000 shares
  Issued & outstanding: 14,658,644 [1998 - 14,658,644]           14,659        14,659
Additional paid-in capital                                    3,483,382     3,483,382
Deficit                                                     (12,740,800)  (10,446,565)
                                                            ------------  ------------
Total stockholders' deficiency                               (9,242,758)   (6,948,523)
                                                            ------------  ------------
                                                              3,759,653     4,662,154
                                                            ------------  ------------


Contingent liabilities [notes 3 & 5]

See accompanying notes.

* Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.










TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF OPERATIONS


Three months ended March 31
(Unaudited)                                 1999        1998       1997
                                      -----------  ----------  ---------

Revenues:
Jukebox lease revenues                   207,890           -          -
                                      -----------  ----------  ---------
                                         207,890           -          -
Expenses:

Sales and marketing                      467,145     255,761     18,526
Research & development services          256,470     197,605     74,033
General and Administrative             1,245,479     409,828    222,993
Depreciation & amortization              223,521     112,295     99,843
Interest and financing costs             256,139     162,397          -
Foreign exchange losses                   62,760           -          -
                                      -----------  ----------  ---------
                                       2,511,514   1,137,886    415,395
                                      -----------  ----------  ---------

Net loss before share of net
income loss in jointly
controlled company                     2,303,624   1,137,886    415,395

Share of  net income in
jointly controlled company
[note 3]                                   9,389      42,651          -
                                      -----------  ----------  ---------
Net loss                               2,294,235   1,095,235    415,395
                                      -----------  ----------  ---------

Per common share [note 4]
Basic and diluted net loss per share     (0.156)     (0.075)    (0.032)
See accompanying notes






































TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)



                                  Series A             Class A
                              Preferred Stock       Common Stock


                                                                       Additional
                                                                       paid-in    Accumulated
                               Shares  Amount         Share   Amount   capital    deficit           Total
                                          $                      $         $           $             $
                              ------- -------  -----------  --------  ----------- ------------- ------------


Balances, December 31, 1995      -       -     12,909,000    12,909    1,430,020     (786,063)     656,866
Net loss 1996                    -       -              -         -            -     (991,970)    (991,970)
                              ------- -------  -----------  --------  ----------- ------------- ------------

Balances, December 31, 1996      -       -     12,909,000    12,909    1,430,020   (1,778,033)    (335,104)

Issuance of preferred stock
March 15
   $1.50 per share              100      1              -         -          149            -          150

Issuance of common stock
April 21
   $0.529999 per share           -       -        900,888       901      476,569            -      477,470
   $0.533330 per share           -       -         75,000        75       39,925            -       40,000
   $2.000000 per share           -       -        500,000       500      999,500            -    1,000,000
   $2.105395 per share           -       -        199,819       200      420,498            -      420,698

October 7
   $1.50 per share               -       -         56,820        57       85,173            -       85,230
   $1.50 per share               -       -          5,337         5        8,000            -        8,005
   $2.00 per share               -       -         11,780        12       23,548            -       23,560
Net loss 1997                    -       -              -         -            -   (2,675,580)  (2,675,580)
                              ------- -------  -----------  --------  ----------- ------------- ------------

Balances, December 31, 1997     100      1     14,658,644    14,659    3,483,382   (4,453,613)    (955,571)
Net loss 1998                                                                      (5,992,952)  (5,992,952)
                              ------- -------  -----------  --------  ----------- ------------- ------------

Balances, December 31, 1998     100      1     14,658,644    14,659    3,483,382  (10,446,565)  (6,948,523)
Net loss 1999                                                                      (2,294,235)  (2,294,235)
                              ------- -------  -----------  --------  ----------- ------------- ------------

Balances, March 31, 1999        100      1     14,658,644    14,659    3,483,382  (12,740,800)  (9,242,758)
                              ------- -------  -----------  --------  ----------- ------------- ------------



See accompanying notes



























TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF CASH FLOWS

Three Months ended March 31
(Unaudited)
                                                                   1999          1998         1997
                                                                       $            $           $
                                                            ------------  ------------   ----------


OPERATING ACTIVITIES
Net loss                                                     (2,294,235)   (1,095,235)    (415,395)
Adjustments to reconcile net loss to net
cash used by operating activities:
Share of net income loss from jointly
controlled company                                               (9,389)      (42,651)           -
Depreciation and amortization                                   223,521       112,295       99,843
Changes in working capital assets and liabilities:
 Accounts receivable                                            (73,060)            -            -
 Prepaid expenses and other assets                              (71,977)            -            -
 Accounts payable and accrued liabilities                        67,837        30,898       11,538
 Affiliated company                                                   -             -      436,260
                                                            ------------  ------------   ----------
Cash used in operating activities                            (2,157,303)     (994,693)     132,246
                                                            ------------  ------------   ----------


INVESTING ACTIVITIES
Investment in jointly controlled company                              -             -         (583)
Purchases of Jukeboxes for leasing                             (157,498)                        -                         -
Increase in costs of patents                                   (124,516)            -     (131,909)
Purchase of  other capital assets                              (105,020)            -            -
                                                            ------------  ------------   ----------
Cash used in investing activities                              (387,034)            -     (132,492)
                                                            ------------  ------------   ----------


FINANCING ACTIVITIES
Increase in amounts due to jointly-
controlled company including intercompany
capital leases                                                1,260,169        994,656           -
Proceeds from sale of preferred stock                                 -             -          150
                                                            ------------  ------------   ----------

Cash provided by financing
Activities                                                    1,260,169       994,656          150
                                                            ------------  ------------   ----------


Net increase (decrease) in cash                              (1,284,168)          (37)         (96)
Cash, beginning of period                                     1,211,052           773           96
                                                            ------------  ------------   ----------


Cash (overdraft), end of period                                 (73,116)          736            -
                                                            ------------  ------------   ----------

Cash consists of
Cash (overdraft)                                                (73,116)          736            -
Term deposits                                                         -                          -       -
                                                            ------------  ------------   ----------

                                                                (73,116)          736            -
                                                            ------------  ------------   ----------

See accompanying notes



















                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses since inception of operations in 1995 totalling $12,740,800 and has not yet generated significant revenue. Further, stockholders' deficiency as at March 31, 1999 totals $9,242,758. As described in Notes 3 & 6, the Company and TouchTunes Digital Jukebox Inc. raised additional equity of $3,330,579 U.S., successfully negotiated bank loan facilities totalling $11,700,000 U.S. and is currently negotiating to raise at least $12,000,000 U.S. in equity. The Company has not received any indications that this equity will not be raised.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

TouchTunes Music Corporation (the "Company") was a development stage company with primary efforts directed at the development of a digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company completed its development stage during the fourth quarter of 1998. As of March 31 1999, 345 jukebox units have been installed in various locations in the United States.

The Company's operating expenses have been funded by TouchTunes Digital Jukebox Inc. ["TouchTunes Digital"], a jointly controlled Canadian entity [see notes 3 & 6]. Substantially all of the management and technical developmental activities are conducted through TouchTunes Digital for which the Company is charged certain costs incurred in addition to a 5% mark-up on various services in accordance with the respective inter-company service agreements.

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

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. No internal software development costs have been capitalized as of March 31, 1999.

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the shareholder's cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1997, legal costs associated with the registration of patents were approximately $251,000. In 1999, legal costs of approximately $124,516 (1998 - $135,000) were capitalized.

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

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

3.  INVESTMENT IN JOINTLY CONTROLLED COMPANY

Exchangeable Shares and Voting Rights

On March 21, 1997, the Company incorporated and acquired 800 shares of Class A common stock of TouchTunes Digital for a total consideration of $584 US.

The Company controls 50% of the votes of TouchTunes Digital and has the ability to elect 50% of the Board of Directors. Pursuant to an agreement with the other 50% shareholders of TouchTunes Digital [the "Canadian Investors"], such shareholders can exchange their Class B and Class C common shares in TouchTunes Digital into 2,000,000 Common shares of the Company at any time. The Company would then own 100% of TouchTunes Digital which would become a wholly-owned subsidiary and which would result in the preparation of consolidated financial statements.

Convertible Debentures

On February 11, 1998, the holders of the Class B and C shares subscribed for an aggregate principal amount of $4,000,000 U.S. of debentures ("Debentures") issued by TouchTunes Digital. On August 5, 1998, additional Debentures of $2,000,000 US were issued. On November 2 1998, TouchTunes issued the additional Debentures of $4,000,000 US.

On March 22, 1999 and April 8, 1999, TouchTunes Digital issued additional Debentures to the Canadian Investors totaling $3,330,579 U.S. under terms and conditions similar to the existing outstanding Debentures. [see note 6]

The Debentures are payable by TouchTunes Digital on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon such demand, the Debentures would bear interest at a rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount.

Under present conditions, it is unlikely that interest would have to be paid on the Debentures. In the event TouchTunes Digital would have to pay interest on the Debentures, the amounts would be $902,735 US from the date of issuance of the Debentures.

On February 11, 1998 and March 22, 1999, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $10,830,579 US in principal amount), at an exchange rate of $2.00 per share, for the issuance by the Company of up to 5,415,289 shares of its Series A preferred stock, convertible at the option of the holders, share for share, into an aggregate of up to 5,415,289 shares of the Company's Common Stock. On April 8, 1999, the Company entered into another "Debenture Put Right Agreement". [see note 6]

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

3.   INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Loan Facilities

On January 29, 1999, TouchTunes Digital successfully negotiated term loan facilities aggregating $2,000,000 Canadian dollars with a major Canadian chartered bank for financing of equipment acquisitions, leasehold improvements and research and development expenditures. The total funds received from these loan facilities aggregated $1,250,000 Canadian dollars. The security provided to the Bank by TouchTunes Digital was in the form of moveable hypothecs on past, present and future assets of TouchTunes Digital Jukebox Inc., as well as a guarantee from the Company for the entire amount. Interest rates on these facilities range from 1.0% to 3.75% over the bank's Canadian prime rate, with terms ranging from 15 months to 60 months.[see note 6].

Sources of Revenues

TouchTunes Digital's revenues are derived from various services provided to the Company as well as interest earned on its balance due from the Company. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes Digital earns interest at a rate of 15% on jukeboxes leased to the Company under a capital master lease agreement.

The Company is charged interest on the intercompany balance payable to TouchTunes Digital at a rate equal to the Canadian prime rate plus 1.5%. The adjusted rate as at March 31, 1999, was 8.25%.

Litigation

Both companies are jointly involved in a one litigation case [see note 5].

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

3.   INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Analysis of Investment

The investment in TouchTunes Digital is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes Digital as at March 31, 1999:

                                                   $             $
Assets

                                             March 31  December 31
                                                1999          1998
                                          -----------  ------------
Current
Cash & term deposits                         584,661       163,828
Accounts receivable                          171,480       167,550
Government grant recoverable                 198,781       169,106
Inventory                                    371,857       203,188
Investment income tax credits                      -        72,034
Income tax recoverable                       111,343       112,220
Prepaid expenses                             110,982       119,801
Due from TouchTunes Music Corporation     10,250,236     9,147,802
Capital lease receivable                   1,204,286       973,275
                                          -----------  ------------
Total current assets                      13,003,626    11,128,804
                                          -----------  ------------
Fixed assets                               2,060,933     2,114,836
Capital lease receivable                     754,118       827,393
                                          -----------  ------------
                                          15,818,677    14,071,033
                                          -----------  ------------
Liabilities
Current
Bank overdraft                                     -        14,450
Accounts payable and accrued liabilities     839,847       702,909
Capital lease obligations                    175,504       227,832
Debentures
                                          10,830,579    10,000,000
                                          -----------  ------------
Total current liabilities                 11,845,930    10,945,191
                                          -----------  ------------
Capital lease obligation                     502,008       494,191
Long term debt                               662,603             -
Deferred income tax                          107,230        99,806
                                          -----------  ------------
                                          13,117,771    11,539,188
                                          -----------  ------------
Stockholders'Equity                        2,700,906     2,531,845
                                          -----------  ------------
                                          15,818,677    14,071,033
                                          -----------  ------------

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

3.INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

For the three month periods ended March 31, 1999 and 1998, the results of TouchTunes Digital's operations were as follows (in U.S. dollars):

                                                       $               $

                                                    1999            1998
                                          (three months)  (three months)
                                          --------------- ---------------
Services fees                                    639,737         616,647
Interest income                                  262,470               -
Foreign exchange loss                            (27,280)              -
                                          --------------- ---------------
Total Revenue                                    874,927         616,647
                                          --------------- ---------------
Expenses (net of Research and Development
          tax credits)                           843,543         473,005
                                          --------------- ---------------
Income from operations                            31,384         143,642
                                          --------------- ---------------
Income tax expense net of deferred portion        12,606          58,340
                                          --------------- ---------------
Net Income                                        18,778          85,302
                                          --------------- ---------------


4.    LOSS PER SHARE
Three Months Ended                            1999          1998          1997
                                                 $             $         $
                                        -----------   -----------   -----------
Numerator for basic loss per share
Loss to common shareholders              2,294,235     1,095,235       415,395
                                        -----------   -----------   -----------


Denominator for basic loss per share -
weighted-average number shares issued
and outstanding                         14,658,644    14,658,644    12,909,000
                                        -----------   -----------   -----------


Basic and diluted net loss per share        (.156)        (.075)        (.032)
                                        -----------   -----------   -----------


The conversion of equity and Debentures of TouchTunes Digital into the Company's Class A Common Stock referred to in notes 3 & 6 were not included in the computation of the diluted loss per share because the effect would be antidilutive.

5.     CONTINGENT LIABILITIES

In July 1998, the Company and TouchTunes Digital became jointly involved in a litigation case, the outcome of which is not yet determinable. However, based on information presently available, management does not expect any material adverse result and believes the litigation is without merit.

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

5.   CONTINGENT LIABILITIES [Cont'd]

The Company has guaranteed the loan facilities of TouchTunes Digital. The total amounts guaranteed are for $1,750,000 Canadian and $12,480,000 U.S., supported by moveable hypothecs on the Company's past, present and future assets. [see notes 3 & 6]

The Company and TouchTunes Digital have committed to purchase a minimum number of jukeboxes in the period ending October 31, 1999. Should this minimum commitment not be met, the Company and TouchTunes Digital are contractually obligated to reimburse certain costs incurred by the supplier.

6. SUBSEQUENT EVENTS

Debenture Put Right Agreements

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

Loan Facilities

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

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

March 31, 1999
(Unaudited)

6.   SUBSEQUENT EVENTS [Cont'd]

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a)  Plan of Operations

     Management believes the Registrant's on-going development marketing and sales of the Digital Jukebox provides it with opportunities for future financial success. Management also intends to continue its development activities in applying its technology to other product applications for markets outside the jukebox industry. To date, the Registrant's financial resources have been used primarily to finance development and begin to commercialize the Digital Jukebox. From the indications of interest received thusfar, the Registrant estimates that approximately 4,000 Digital Jukebox units can be manufactured, assembled and delivered to jukebox operators under its "Partner Lease Agreements" over a twelve month period commencing April 1999.

     The Registrant commenced generating revenues during the fourth quarter of 1998. A total of $207,890 in revenues were earned from its Partner Lease Agreements with jukebox operators for its Digital Jukebox during the quarter ended March 31, 1999, compared to total revenues of $71,620 for the entire year 1998. These revenues were earned with less than 45% of the available record label rights obtained by the Registrant. The Registrant has subsequently increased the level of record rights to approximately 65-70% of the available record label rights, with the signing of Warner Music Group. Management believes that the Registrant's increase in the overall music available to its Digital Jukebox will increase the demand for it and the related revenues generated from its Partner Lease Agreements.

     There can be no assurance that the Registrant will be able to obtain and renew licensing agreements with record label and publishing companies on terms favorable to the Registrant. Further, there can be no assurance that the Registrant's marketing strategy will be successful or profitable to the Registrant.

     (b)  Seasonality

     Management is not aware of any factors or attributes relating to the Registrant's business that have caused, or in the future are reasonably likely to cause, any seasonality factors which would have a material effect on the Registrant's financial condition or results of operations.
                                       15





     (c)  Liquidity and Capital Resources

     From March 21, 1997 through April 8, 1999, certain Canadian investors invested $4,000,000 (CDN) and $13,830,579 (US) for the further development and promotion of the Digital Jukebox, upon certain terms and conditions previously described in earlier filings. This has supplied the Company with sufficient capital resources necessary to conclude the financing of its start-up activities, and commence commercial operations. Based on the Registrant's estimate that it can lease approximately 4,000 Digital Jukebox units to prospective jukebox operators over a twelve month period commencing April 1999, the Registrant must raise approximately $25,000,000 (US) for the manufacturing and distribution costs of such units, as well as provide for the ability to
expand its research and development activities.   A portion of the funding will
be obtained from bank financing facilities in the amount of $10,400,000 (US), established by an affiliate company of the Registrant, for financing the cost of manufacturing the Digital Jukebox, upon certain terms and conditions previously described in earlier filings. There can be no assurances that the Registrant or its affiliated company, will be able to satisfy all terms and conditions specified by the bank for the use of its funds.

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

     (d)Impact of the Year 2000 Issue

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

     (e)  Forward Looking Statements

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

     (a)  Index To Exhibits

Exhibit
Number                   Description

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

10.(xxvi) Debenture dated November 2, 1998, registered in the name of Societe
          Innovatech Du Grand Montreal in the principal amount of $300,000.

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

27.       Financial Data Schedule.

     (b)  Reports on Form 8-K

     No Form 8-K was filed during the quarter ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TOUCHTUNES MUSIC CORPORATION


Dated: May 27, 1999                Per: /s/Tony Mastronardi
                                   --------------------------
                                     Tony Mastronardi
                                     President and Director


Dated: May 27, 1999                Per: /s/Guy Nathan
                                   --------------------------
                                     Guy Nathan
                                     Secretary and Director