Form 10QSB
period 1999-06-30
TOUCHTUNES MUSIC CORP
filed 1999-08-13
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

     Commission File No.: 333-7006


                  TOUCHTUNES MUSIC CORPORATION
      ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


     Nevada                           87-0485304
     -------------------------------  ------------------
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

The total number of shares of Class A Common Stock outstanding on June 30, 1999, was 14,658,644.
















                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended June 30, 1999, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                              TOUCHTUNES MUSIC CORPORATION

                                     June 30, 1999


                                          Index

                                                       Page

     Balance Sheets...............................     2
     Statements of Operations.....................     3
     Statement of Stockholders' Equity (Deficiency)    4
     Statements of Cash Flows.....................     5
     Notes to Financial Statements................     6

























TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
BALANCE SHEETS
                                                                       June 30    December 31
[In U.S. dollars]                                                         1999           1998
                                                                             $              $
                                                                   (Unaudited)       (Note *)
ASSETS
Current
Cash & term deposits                                                         -      1,211,052
Accounts receivable                                                    206,051         34,668
Prepaid music & performance rights                                     237,520        149,496
Other assets                                                            54,541        114,701
------------------------------------------------------------------ ------------- -------------

Total current assets                                                   498,112      1,509,917
------------------------------------------------------------------ ------------- -------------


Jukeboxes                                                            2,940,712      1,711,619
Other fixed assets                                                     591,333        333,143
Non-competition agreement - net of accumulated amortization
   of $500,000 [1998 - $400,000]                                       500,000        600,000
Patents - net of accumulated amortization of  $539,585
   [1998 - $486,747]                                                   579,765        507,475
------------------------------------------------------------------ ------------- -------------

                                                                     5,109,922      4,662,154
------------------------------------------------------------------ ------------- -------------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft                                                           5,620              -
Accounts payable and accrued liabilities                               603,930        580,694
Deficit in jointly-controlled company [note 3]                          37,665         81,512
Deferred advertising revenue                                            36,000              -
Capital lease obligations, current                                   2,103,299        973,274
Due to jointly controlled company [note 3]                          12,683,445      9,147,802
------------------------------------------------------------------ ------------- -------------

Total current liabilities                                           15,469,959     10,783,282
------------------------------------------------------------------ ------------- -------------


Capital lease obligations                                            1,135,714        827,395
------------------------------------------------------------------ ------------- -------------

                                                                    16,605,673     11,610,677
------------------------------------------------------------------ ------------- -------------


Stockholders' deficiency
Series A preferred stock, $.001 par value
 Authorized: 10,000,000 shares
  Issued & outstanding: 100 [1998 - 100]                                     1              1
Class A common stock, $.001 par value
  Authorized: 50,000,000 shares
  Issued & outstanding: 14,658,644 [1998 - 14,658,644]                  14,659         14,659
Additional paid-in capital                                           3,483,382      3,483,382
Deficit                                                            (14,993,793)   (10,446,565)
------------------------------------------------------------------ ------------- -------------


Total stockholders' deficiency                                     (11,495,751)    (6,948,523)
------------------------------------------------------------------ ------------- -------------

                                                                     5,109,922      4,662,154
------------------------------------------------------------------ ------------- -------------


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











TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF OPERATIONS


                                    Quarter ended   Six months ended     Quarter ended  Six months ended
(Unaudited)                         June 30, 1999      June 30, 1999     June 30, 1998      June 30,1998

----------------------------------- --------------- -------------------- -------------- -----------------
Revenues:
Jukebox lease revenues                    374,447            582,337                 -                 -
----------------------------------- --------------- -------------------- -------------- -----------------
                                          374,447            582,337                 -                 -
Expenses:

Sales and marketing                       499,535            966,680           248,226           503,988
Research & development services           341,571            598,041           131,463           435,718
General and administrative              1,261,935          2,507,414           520,619           823,798
Depreciation & amortization               209,322            432,843           112,414           224,709
Interest and financing costs              289,349            545,488           (30,626)          131,769
Foreign exchange losses                    60,188            122,948                 -                 -

----------------------------------- --------------- -------------------- -------------- -----------------
                                        2,661,900          5,173,414           982,096         2,119,982
----------------------------------- --------------- -------------------- -------------- -----------------

Net loss before share of net
income in jointly
controlled company                      2,287,453          4,591,077           982,096         2,119,982

Share of  net income in                    34,460             43,849            19,224            61,875
jointly controlled company
[note 3]
----------------------------------- --------------- -------------------- -------------- -----------------
Net loss                                2,252,993          4,547,228           962,872         2,058,107

----------------------------------- --------------- -------------------- -------------- -----------------
Per common share [note 4]
Basic and diluted net loss per             (0.154)            (0.310)           (0.066)           (0.140)
share
See accompanying notes






































TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)


                                   Series A              Class A
                               Preferred Stock         Common Stock


                                                                           Additional
                                                                            paid-in     Accumulated
                             Shares     Amount      Shares      Amount      capital       deficit       Total
                                          $                        $           $             $            $
---------------------------- --------- ---------- ------------ ----------- ----------- ------------- -------------


Balances, December 31, 1995       -       -       12,909,000   12,909       1,430,020     (786,063)      656,866
Net loss 1996                     -       -                -       -                -     (991,970)     (991,970)
---------------------------- --------- ---------- ------------ ----------- ----------- ------------- -------------

Balances, December 31, 1996       -       -       12,909,000   12,909       1,430,020   (1,778,033)     (335,104)

Issuance of preferred stock
March 15
   $1.50 per share              100       1                -       -              149              -         150

Issuance of common stock
April 21
   $0.529999 per share            -       -          900,888     901          476,569              -     477,470
   $0.533330 per share            -       -           75,000      75           39,925              -      40,000
   $2.000000 per share            -       -          500,000     500          999,500              -   1,000,000
   $2.105395 per share            -       -          199,819     200          420,498              -     420,698

October 7
   $1.50 per share                -       -           56,820      57           85,173              -      85,230
   $1.50 per share                -       -            5,337       5            8,000              -       8,005
   $2.00 per share                -       -           11,780      12           23,548              -      23,560
Net loss 1997                             -                -       -                -   (2,675,580)   (2,675,580)
---------------------------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Balances, December 31, 1997     100       1       14,658,644   14,659       3,483,382   (4,453,613)     (955,571)
Net loss 1998                                                                           (5,992,952)   (5,992,952)
---------------------------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Balances, December 31, 1998     100       1       14,658,644   14,659       3,483,38   (10,446,565)   (6,948,523)
Net loss 1999                                                                           (4,547,228)   (4,547,228)
---------------------------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Balances, June 30, 1999         100       1       14,658,644   14,659       3,483,38   (14,993,793)  (11,495,751)
---------------------------- --------- ---------- ------------ ----------- ----------- ------------- -------------

See accompanying notes



























TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF CASH FLOWS


                                                         Quarter    Six months        Quarter    Six months
                                                           ended         ended          ended         ended
                                                    June 30 1999 June 30, 1999  June 30, 1998 June 30, 1998
(Unaudited)                                                    $             $              $            $
--------------------------------------------------- ------------- -------------- ------------- ------------


OPERATING ACTIVITIES
Net loss                                              (2,252,993)   (4,547,228)      (962,872)  (2,058,107)
Adjustments to reconcile net loss to net
cash used by operating activities:
Share of net income from jointly
controlled company                                       (34,460)      (43,849)       (19,224)     (61,875)
Depreciation and amortization                            209,322       432,843        112,414      224,709
Changes in working capital assets and liabilities:
 Accounts receivable                                     (98,323)     (171,383)             - -
 Prepaid expenses and other assets                        44,113       (27,864)             -            -
 Accounts payable and deferred revenue                    (8,601)       59,236        (43,883)     (12,985)
--------------------------------------------------- ------------- -------------- ------------- ------------
Cash used in operating activities                     (2,140,942)   (4,298,245)      (913,565)  (1,908,258)
--------------------------------------------------- ------------- -------------- ------------- ------------

INVESTING ACTIVITIES
Acquisition of jukeboxes for leasing                  (1,280,714)   (1,438,212)             -            -
Increase in cost of patents                                 (596)     (125,112)             -            -
Acquisition of other capital assets                     (224,070)     (329,090)             -            -
--------------------------------------------------- ------------- -------------- ------------- ------------
Cash used in investing activities                     (1,505,380)   (1,892,414)             -            -
--------------------------------------------------- ------------- -------------- ------------- ------------

FINANCING ACTIVITIES
Increase in amounts due to jointly
controlled company including inter-company
capital leases                                         3,713,818     4,973,987        913,565    1,908,221
--------------------------------------------------- ------------- -------------- ------------- ------------
Cash provided by financing activities                  3,713,818     4,973,987        913,565    1,908,221
--------------------------------------------------- ------------- -------------- ------------- ------------
Net increase (decrease) in cash                           67,496    (1,216,672)             -          (37)
Cash, beginning of period                                (73,116)    1,211,052            736          773

--------------------------------------------------- ------------- -------------- ------------- ------------
Cash (overdraft), end of period                           (5,620)       (5,620)           736          736

See accompanying notes




























                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

TouchTunes Music Corporation (the "Company") has incurred operating losses since inception of operations in 1995 totaling $14,993,793 and has not yet generated significant revenue. Further, stockholders' deficiency as at June 30, 1999 totals $11,495,751. Since the beginning of 1999, the Company and TouchTunes Digital Jukebox Inc. ("TouchTunes Digital") raised additional equity of $6,330,579 U.S., with commitments from its investors to invest an additional $4,000,000 U.S. by the end of this year. The Company and TouchTunes Digital also successfully negotiated bank loan facilities totaling $11,700,000 U.S. of which $1,900,000 U.S. has been received to date [see notes 3 & 6].

To obtain additional funds required to finance its operations, the Company is actively seeking additional private equity capital. To assist in its efforts, the Company has signed an exclusive mandate with investment banker Nesbitt Burns Securities Inc. The Company is also exploring the possibility of various strategic alliances. The Company is currently negotiating a private placement term sheet with a syndicate of private fund investors, for an investment of $18,000,000 to $25,000,000 in equity of the Company. The Company has not received any indications that this equity will not be raised.

The Company's ability to continue as a going concern is dependent upon its ability to obtain further financing, achieving profitable operations through increased revenues, upon generating positive cash flow from operations and on maintaining or replacing existing supply arrangements. These financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

The Company was a development stage company with primary efforts directed at the development of a digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company completed its development stage during the fourth quarter of 1998. As of June 30, 1999, 535 jukebox units have been installed in various locations in the United States.

The Company's operating expenses have been funded by TouchTunes Digital, a jointly controlled Canadian entity [see notes 3 & 6]. Substantially all of the management and technical developmental activities are conducted through TouchTunes Digital for which the Company is charged certain costs incurred in addition to a 5% mark-up on various services in accordance with the respective inter-company service agreements.

6
                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

Other fixed assets are stated at cost and depreciated on the following basis:

Computer Equipment                 Straight-line over 5 years
Furniture and Equipment            20% declining balance
Jukeboxes for promotion            Straight-line over 5 years
Computer software                  30% declining balance
Computer operating system          Straight-line over 5 years
Jukebox spare parts                Straight-line over 5 years

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



                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software were expensed as research and development in prior years. The Company will capitalize any such costs incurred in 1999 and future years. No internal software development costs have been capitalized as of June 30, 1999.

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the shareholder's cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1999, legal costs of approximately $125,112 (1998 - $135,000) were capitalized.

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

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June  30, 1999
(Unaudited)

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

The Company controls 50% of the votes of TouchTunes Digital and has the ability to elect 50% of the Board of Directors. Pursuant to an agreement with the other 50% shareholders of TouchTunes Digital, Sofinov Societe Financiere d'Innovation Inc. and Societe Innovatech du Grand Montreal, [the "Canadian Investors"], such shareholders can exchange their Class B and Class C common shares in TouchTunes Digital into 2,000,000 Common shares of the Company at any time. The Company would then own 100% of TouchTunes Digital which would become a wholly-owned subsidiary and which would result in the preparation of consolidated financial statements.

Convertible Debentures

During 1998, the Canadian Investors of the Class B and C shares subscribed for an aggregate principal amount of $10,000,000 U.S. of debentures ("Debentures") which were issued by TouchTunes Digital as follows: $4,000,000 U.S. on February 11, 1998; $4,000,000 U.S. on August 5, 1998 and $2,000,000 U.S on November 2,
1998.

On March 22, 1999, April 8, 1999, and July 14, 1999, TouchTunes Digital issued additional Debentures to the Canadian Investors totaling $6,330,579 U.S. under terms and conditions similar to the existing outstanding Debentures. [see note 6]

The Debentures are payable by TouchTunes Digital on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon such demand, the Debentures would bear interest at a rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount.

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Under present conditions, it is unlikely that interest would have to be paid on the Debentures. In the event TouchTunes Digital would have to pay interest on the Debentures, the amounts would be $902,735 US from the date of issuance of the Debentures.

On February 11, 1998 and March 22, 1999, the Company entered into "Debenture Put Right Agreements" with the Canadian Investors, providing them with the right and option to require the Company to purchase all, or any part of the principal amount of Debentures they have acquired (up to $10,830,579 U.S. in principal amount), for the issuance by the Company of its Series A preferred stock, convertible at the option of the holders, share for share, into the Company's Common Stock. On July 14, 1999, the Company and the Canadian Investors agreed to amend the exchange rate on the Debentures to the lesser of $2.00 per share, or the price per share paid by a third party investor for the issuance of additional equity by the Company. The exchange rate on the Debentures was previously set at $2.00 per share.

On April 8, 1999, the Company entered into a "Debenture Put Right Agreement" with one of the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $2,500,000 U.S. in principal amount), for the issuance by the Company of its Series A preferred stock, convertible at the option of the holders, share for share, into shares of the Company's Common Stock. On July 14, 1999, the Company and the Canadian Investor agreed to amend the exchange rate on the Debentures to 85% of the price per share paid by a third party investor for the issuance of additional equity by the Company. If the Company does not issue additional equity to third party investors, the Debentures will have an exchange rate equal to $2.00 per share. The exchange rate on the Debentures was previously equal to the greater of $2.00 per share or 85% of the price per share paid by a third party investor for the issuance of additional equity by the Company

On July 14, 1999, TouchTunes Digital issued another $3,000,000 U.S. in Debentures to the Canadian Investors and the Company entered into a Debenture Put Right Agreement relating to these Debentures [see note 6].

Loan Facilities

On January 29, 1999, TouchTunes Digital successfully negotiated term loan facilities aggregating $2,000,000 Canadian dollars with a major Canadian chartered bank for financing of equipment acquisitions, leasehold improvements and research and development expenditures. The total funds received from these loan facilities aggregated $1,250,000 Canadian dollars. The security provided to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital Jukebox Inc., as well as a guarantee from the Company for the entire amount. Interest rates on these facilities range from 1.0% to 3.75% over the bank's Canadian prime rate, with terms ranging from 15 months to 60 months.

On April 19, 1999, TouchTunes Digital successfully negotiated a term loan facility aggregating $10,400,000 U.S. with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital, as well as a guarantee from the

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

3.   INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Company for the entire amount. The interest rate on this facility is priced at the Bank's U.S. rate, plus 2.55%, in addition to other related fees. The loan will be disbursed in monthly tranche amounts, based on various terms and conditions, with each tranche having a term of 30 months. As a condition to the Bank disbursing loan amounts in excess of $3,400,000 U.S., the Company must increase its equity by $15,000,000 U.S. On July 23, 1999, the Bank disbursed the first tranche totaling $1,900,000 U.S.

Sources of Revenues

TouchTunes Digital's revenues are derived from various services provided to the Company as well as interest earned on its balance due from the Company. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes Digital earns interest at a rate of 15% on jukeboxes leased to the Company under a capital master lease agreement.

The Company is charged interest on the intercompany balance payable to TouchTunes Digital at a rate equal to the Canadian prime rate plus 1.5%. The adjusted rate as at June 30, 1999, was 7.75%.

Litigation

Both companies are jointly involved in a one litigation case [see note 5].

Analysis of Investment

The investment in TouchTunes Digital is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes Digital as at June 30, 1999 and December 31, 1998:
                                                      $              $
-----------------------------------------------------------------------
Assets
                                                June 30    December 31
                                                   1999           1998
Current
Cash & term deposits                            131,418        163,828
Accounts receivable                             317,373        167,550
Government grant recoverable                    244,316        169,106
Inventory                                       254,104        203,188
Investment income tax credits                         -         72,034
Income tax recoverable                           22,498        112,220
Prepaid expenses                                116,776        119,801
Due from TouchTunes Music Corporation        12,683,445      9,147,802
Capital lease receivable                      2,103,299        973,275
-----------------------------------------------------------------------
Total current assets                         15,873,229     11,128,804
-----------------------------------------------------------------------
Fixed assets                                  2,152,764      2,114,836
Capital lease receivable                      1,135,714        827,393
-----------------------------------------------------------------------
                                             19,161,707     14,071,033
-----------------------------------------------------------------------

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

                                                         $               $
---------------------------------------------------------------------------
Liabilities

Current
Bank overdraft                                           -          14,450
Accounts payable and accrued liabilities           638,122         702,909
Capital lease obligations                          228,265         227,832
Current portion of long-term debt                  203,597               -
Advance from shareholder                         1,000,000
Debentures                                      13,330,579      10,000,000
---------------------------------------------------------------------------
Total current liabilities                       15,400,563      10,945,191
---------------------------------------------------------------------------
Capital lease obligation                           424,524         494,191
Long term debt                                     576,858               -
Deferred income tax                                119,226          99,806
---------------------------------------------------------------------------
                                                16,521,171      11,539,188
---------------------------------------------------------------------------
Stockholders' Equity                             2,640,536       2,531,845
---------------------------------------------------------------------------
                                                19,161,707      14,071,033
---------------------------------------------------------------------------


For the six month periods ended June 30, 1999 and 1998, the results of TouchTunes Digital's operations were as follows (in U.S. dollars):
                                                         $               $
---------------------------------------------------------------------------
                                                      1999            1998
                                              (six months)    (six months)

Services fees                                    1,483,776         942,267
Interest income                                    562,007         158,106
Foreign exchange gains                              56,772          88,132
---------------------------------------------------------------------------
Total Revenue                                    2,102,555       1,188,505
---------------------------------------------------------------------------
Expenses (net of Research and Development
          tax credits)                           1,957,412         983,507
---------------------------------------------------------------------------
Income from operations
                                                   145,143         204,998
---------------------------------------------------------------------------
Income tax expense net of deferred portion          57,445          81,248
---------------------------------------------------------------------------
Net Income                                          87,698         123,750
---------------------------------------------------------------------------

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

4.    LOSS PER SHARE
                            Quarter     Six months       Quarter    Six months
                              ended          ended         ended         ended
                      June 30, 1999  June 30, 1999 June 30, 1998 June 30, 1998
------------------------------------------------------------------------------
Numerator for basic
loss per share
Loss to common
shareholders              2,252,993      4,547,228       962,872     2,058,107
------------------------------------------------------------------------------

Denominator for
basic loss per
share -
weighted-average
number shares issued
and outstanding          14,658,644     14,658,644    14,658,644    14,658,644
------------------------------------------------------------------------------
Basic and diluted
net loss per
share                       (0.154)        (0.310)       (0.066)       (0.140)
------------------------------------------------------------------------------

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

The Company has guaranteed the loan facilities of TouchTunes Digital. The total amounts guaranteed are for $1,750,000 Canadian and $12,480,000 U.S., supported by security interests on the Company's past, present and future assets. [see note 3]

The Company and TouchTunes Digital have committed to purchase a minimum number of jukeboxes in the period ending October 31, 1999. Should this minimum commitment not be met, the Company and TouchTunes Digital are contractually obligated to reimburse certain costs incurred by the supplier, as well as, pay an increased price on future purchases. The Company and TouchTunes Digital have agreed to provide security to the supplier for the value of the parts and materials that the supplier must procure to support the purchase orders issued by TouchTunes Digital. Management is still negotiating the amount and the form of the security.

6. SUBSEQUENT EVENTS

Debenture Put Right Agreements

On July 14, 1999, the Canadian Investors subscribed for an aggregate principal amount of $3,000,000 U.S. of Debentures issued by TouchTunes Digital, under terms and conditions similar to the previous Debentures issued to the Canadian Investors. TouchTunes Digital has the right to require the Canadian Investors to purchase additional Debentures for an aggregate principal amount of $4,000,000 U.S., bearing the same terms and conditions, in two additional increments of $2,000,000 each, bringing the total new Debentures issued to $7,000,000 U.S.



                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

June 30, 1999
(Unaudited)

6. SUBSEQUENT EVENTS [Cont'd]

Concurrently, on July 14, 1999, the Company entered into a "Debenture Put Right Agreement" with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $7,000,000 U.S. in principal amount), for the issuance by the Company of its Series A preferred stock, at an exchange rate equal to 93% of the price per share paid by a third party investor for the issuance of additional equity by the Company. If the Company does not issue additional equity to third party investors, the Debentures will have an exchange rate equal to $2.00 per share. Each Series A preferred share is convertible at the option of the holders, share for share, into shares of the Company's Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a)  Plan of Operations

Management believes the Registrant's on-going development, marketing and sales of the Digital Jukebox provides it with opportunities for future financial success. Management also intends to continue its development activities in applying its technology to other product applications for markets outside the jukebox industry. To date, the Registrant's financial resources have been used primarily to finance development and begin to commercialize the Digital Jukebox. From the indications of interest received thus far, the Registrant estimates that approximately 4,000 Digital Jukebox units can be manufactured, assembled and delivered to jukebox operators under its "Partner Lease Agreements" by the second quarter of the year 2000. As of June 30, 1999, 535 jukebox units have been installed in various locations in the United States.

     The Registrant commenced generating revenues during the fourth quarter of 1998. A total of $582,337 in revenues were earned from its Partner Lease Agreements with jukebox operators for the six month period ended June 30, 1999. Revenues for the quarter ended June 30, 1999, were $374,447, representing an increase of 80% compared to the previous quarter's revenues of $207,890. The Registrant currently has approximately 65-70% of the total available record label rights for the United States, and is currently negotiating licensing agreements with record companies to obtain rights to additional music. Management believes that the Registrant's increase in the overall music available to its Digital Jukebox will increase the demand for it and the related revenues generated from its Partner Lease Agreements.

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

     (c)  Liquidity and Capital Resources

     From March 21, 1997 through April 8, 1999, certain Canadian investors (the "Canadian Investors") invested $4,000,000 (CDN) and $13,330,579 (US) for the further development and promotion of the Digital Jukebox, upon certain terms and conditions previously described in earlier filings. This has supplied the Company with sufficient capital resources necessary to conclude the financing of its start-up activities, and commence commercial operations. Based on the Registrant's estimate that it can lease approximately 4,000 Digital Jukebox units to prospective jukebox operators by the second quarter of the year 2000, the Registrant must raise approximately $25,000,000 (US) for the manufacturing and distribution costs of such units, as well as provide for the ability to
expand its research and development activities.   A portion of the funding will
be obtained from bank financing facilities in the amount of $10,400,000 (US), established by an affiliate company of the Registrant, for financing the cost of manufacturing the Digital Jukebox, upon certain terms and conditions previously described in earlier filings. On July 23, 1999, the bank disbursed a total of $1,900,000 (US) from this financing facility. There can be no assurances that the Registrant or its affiliated company, will be able to satisfy all terms and conditions specified by the bank for the use of its remaining funds.

     On July 14, 1999, the Canadian Investors invested an additional amount of $3,000,000 (US), and have committed to invest another $4,000,0000 (US) by the end of the year, with terms and conditions similar to their previous investments, as described in earlier filings. These funds will be used to further develop commercial operations.

     In addition to the funding mentioned above, the Registrant will require more funds during the following twelve month period. Management has engaged Nesbitt Burns Securities to assist the Registrant in raising between $18,000,000 to $25,000,000 through a private equity placement. Management is currently negotiating a private placement with a syndicate of private fund investors and anticipates completing this transaction during the third quarter of 1999. There can be no assurances that the private placement will be successfully completed on terms satisfactory to the Registrant, or at all.

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

     Currently, all information systems projects are fully staffed. Most of the critical systems have been verified and are year 2000 compliant. Certain delays have been experienced by the Registrant in completing its year 2000 program, however, Management has taken the necessary measures to ensure its year 2000 program will be completed by September 1999. Based on its review and analysis to date, the Registrant believes that its software and computer systems will be Year 2000 compliant without having to incur significant additional expenditures.

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

     The Registrant believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the costs of the project and the ability of the Registrant to complete it on a timely basis are based on management's best estimates, which were based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors over which it has no control. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors, as well as a failure by the Registrant to execute its own remediation efforts. As a result, there can be no assurance that these forward looking statements and estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Registrant. With the completion of the its Year 2000 project, the Registrant will have established the appropriate contingency plans.

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

10. (viii)Escrow Agreement for the deposit of $3,400,000 CDN and 680 Class C shares of TouchTunes by the Selling Shareholders, dated March 21, 1997. Reference is made to Exhibit 2 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.
17

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

27.       Financial Data Schedule.

     (b)  Reports on Form 8-K

     No Form 8-K was filed during the quarter ended June 30, 1999.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TOUCHTUNES MUSIC CORPORATION


Dated: August 12, 1999             Per: /s/Tony Mastronardi
                                   ----------------------------
                                     Tony Mastronardi
                                     President and Director


Dated: August 12, 1999             Per: /s/Guy Nathan
                                   ----------------------------
                                     Guy Nathan
                                     Secretary and Director


