Form 10QSB
period 1999-09-30
TOUCHTUNES MUSIC CORP
filed 1999-11-15
CIK 894568

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1999

     Commission File No.: 333-7006


                         TOUCHTUNES MUSIC CORPORATION
             -----------------------------------------------------

            (Exact name of Registrant as specified in its charter)


       Nevada                           87-0485304
------------------------------     --------------------
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



The total number of shares of Class A Common Stock outstanding on September 30, 1999, was 14,658,644.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended September 30, 1999, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrants

Annual Report on Form 10-KSB for the year ended December 31, 1998.

                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

                         TOUCHTUNES MUSIC CORPORATION

                              September 30, 1999



                                     Index

                                                       Page

     Balance Sheets                                    2
     Statements of Operations                          3
     Statement of Stockholders' Equity (Deficiency)    4
     Statements of Cash Flows                          5
     Notes to Financial Statements                     6



TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)

BALANCE SHEETS

                                                            September 30   December 31
[In U.S. dollars]                                                   1999          1998
                                                                       $             $
                                                             (Unaudited)      (Note *)
ASSETS
Current
Cash & term deposits                                             112,853     1,211,052
Accounts receivable                                              494,388        34,668
Prepaid music & performance rights                               240,641       149,496
Other assets                                                      75,417       114,701
                                                             ------------    ----------
Total current assets                                             923,299     1,509,917
                                                             ------------    ----------

Jukeboxes                                                      5,446,181     1,711,619
Other fixed assets                                               675,337       333,143
Non-competition agreement - net of accumulated amortization
   of $550,000 [1998 - $400,000]                                 450,000       600,000
Patents - net of accumulated amortization of  $648,599           571,709       507,475
                                                             ------------    ----------
                                                               8,066,526     4,662,154
                                                             ------------    ----------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities                         699,459       580,694
Deficit in jointly controlled company [note 3]                    45,854        81,512
Capital lease obligations, current                             3,940,295       973,274
Due to jointly controlled company [note 3]                    15,881,591     9,147,802
                                                             ------------   -----------
Total current liabilities                                     20,567,199    10,783,282
                                                             ------------   -----------
Capital lease obligations                                      1,994,542       827,395
                                                             ------------   -----------
                                                              22,561,741    11,610,677
                                                             ------------   -----------


Stockholders' deficiency
Series A preferred stock, $.001 par value
 Authorized: 10,000,000 shares
  Issued & outstanding: 100 [1998 - 100]                               1             1
Class A common stock, $.001 par value
  Authorized: 50,000,000 shares
  Issued & outstanding: 14,658,644 [1998 - 14,658,644]            14,659        14,659
Additional paid-in capital                                     3,483,382     3,483,382
Deficit                                                      (17,993,257)  (10,446,565)
                                                             ------------   -----------
Total stockholders' deficiency                               (14,495,215)   (6,948,523)
                                                             ------------   -----------
                                                               8,066,526     4,662,154
                                                             ------------   -----------


Contingent liabilities [note 5]
See accompanying notes.

* Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF OPERATIONS

                                       Quarter   None Months        Quarter         Nine Months
(Unaudited)                              ended         Ended          Ended               Ended
                                      Sept. 30      Sept. 30       Sept. 30            Sept. 30
                                          1999          1999           1998                1998
                                    -----------  -------------   ------------      -------------
Revenues:
Jukebox lease revenues                 567,827      1,150,164              -                -
Advertising revenues                    36,000         36,000              -                -
                                    -----------  -------------   ------------      -------------
                                       603,827      1,186,164              -                -
Expenses:

Sales and marketing                    647,632      1,614,312        455,097          959,085
Research & development services        453,080      1,051,121        232,121          667,839
General and administrative           1,573,590      4,081,004      1,043,841        1,867,639
Depreciation & amortization            390,448        823,291        121,735          346,444
Interest and financing costs           503,098      1,048,586        108,942          240,711
Foreign exchange losses                 27,254        150,200              -                -
                                    -----------  -------------   ------------      -------------
                                     3,595,102      8,768,514      1,961,736        4,081,718
                                    -----------  -------------   ------------      -------------

Net loss before share of net
income (loss) in jointly
controlled company                   2,991,275      7,582,350      1,961,736        4,081,718

Share of  net income (loss) in          (8,191)        35,658         28,925           90,800
jointly controlled company
[note 3]
                                    -----------  -------------   ------------      -------------
Net loss                             2,999,466      7,546,692      1,932,811        3,990,918
                                    -----------  -------------   ------------      -------------

Basic and diluted net loss per
 share                                    0.20           0.51           0.13             0.27
                                    -----------  -------------   ------------      -------------

[Note 4]
See accompanying notes


TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)




                               Series A           Class A
                               Preferred        Common Stock
                                 Stock

                                                                         Additional
                                                                          paid-in     Accumulated
                               Shares   Amount      Shares      Amount     capital       deficit         Total
                                          $                       $          $             $              $
                               -------  ------  -----------   --------- -----------   ------------   ------------
Balances, December 31, 1995         _     _     12,909,000      12,909  1,430,020        (786,063)      656,866
Net loss 1996                       _     _              _           _          _        (991,970)     (991,970)
                               -------  ------  -----------   --------- -----------   ------------   ------------

Balances, December 31, 1996         _     _     12,909,000      12,909  1,430,020      (1,778,033)     (335,104)
Issuance of preferred stock
March 15
   $1.50 per share                100     1              _           _        149          _                150
Issuance of common stock
April 21
   $0.529999 per share              _     _        900,888         901    476,569          _            477,470
   $0.533330 per share              _     _         75,000          75     39,925          _             40,000
   $2.000000 per share              _     _        500,000         500    999,500          _          1,000,000
   $2.105395 per share              _     _        199,819         200    420,498          _            420,698
October 7
   $1.50 per share                  _     _         56,820          57     85,173          _             85,230
   $1.50 per share                  _     _          5,337           5      8,000          _              8,005
   $2.00 per share                  _     _         11,780          12     23,548          _             23,560
Net loss 1997                             _              _           _          _     (2,675,580)    (2,675,580)
                               -------  ------  -----------   --------- -----------   ------------   ------------
Balances, December 31, 1997       100     1     14,658,644      14,659  3,483,382     (4,453,613)      (955,571)

Net loss 1998                                                                         (5,992,952)    (5,992,952)
                               -------  ------  -----------   --------- -----------   ------------   ------------
Balances, December 31, 1998       100     1     14,658,644    14,659    3,483,382    (10,446,565)    (6,948,523)
Net loss 1999                                                                         (7,546,692)    (7,546,692)
                               -------  ------  -----------   --------- -----------   ------------   ------------
Balances, September 30, 1999      100     1     14,658,644    14,659    3,483,382    (17,993,257)   (14,495,215)
                               -------  ------  -----------   --------- -----------   ------------   ------------


See accompanying notes


TouchTunes Music Corporation
(formerly Technical Maintenance Corporation)
STATEMENTS OF CASH FLOWS

                                                  Quarter ended  Nine months ended   Quarter ended  Nine months ended
                                                 Sept. 30, 1999     Sept. 30, 1999  Sept. 30, 1998   Sept. 30, 1998
(Unaudited)                                                $                  $              $                 $
                                                  --------------  ----------------- --------------  -----------------
OPERATING ACTIVITIES
Net loss                                             (2,999,466)       (7,546,692)    (1,932,811)     (3,990,918)
Adjustments to reconcile net loss to net
cash used in operating activities:
Share of net income (loss) from jointly
controlled company                                        8,191           (35,658)       (28,925)        (90,800)
Depreciation and amortization                           390,448           823,291        121,735         346,444
Changes in working capital assets and
liabilities:
 Accounts receivable                                   (288,337)         (459,720)             -              -
 Prepaid expenses and other assets                      (23,997)          (51,861)      (155,412)       (155,412)
Cash used in operating activities                        59,530           118,765        306,604         293,619
                                                  --------------  ----------------- --------------  -----------------
 Accounts payable and deferred revenue               (2,853,631)       (7,151,875)    (1,688,809)     (3,597,067)
                                                  --------------  ----------------- --------------  -----------------


INVESTING ACTIVITIES
Acquisition of jukeboxes for leasing                 (2,695,680)       (4,133,893)             -               -
Increase in costs of patents                           (100,972)         (226,084)      (134,553)       (134,553)
Acquisition of other capital assets                    (125,214)         (454,304)      (405,326)       (405,326)
                                                  --------------  ----------------- --------------  -----------------
Cash used in investing activities                    (2,921,866)       (4,814,281)      (539,879)       (539,879)
                                                  --------------  ----------------- --------------  -----------------


FINANCING ACTIVITIES
Increase in amounts due to jointly
controlled company, including inter company
capital leases                                        5,893,970        10,867,957      2,240,960       4,149,181
                                                  --------------  ----------------- --------------  -----------------
Cash provided by financing activities                 5,893,970        10,867,957      2,240,960       4,149,181
                                                  --------------  ----------------- --------------  -----------------

Net increase (decrease) in cash                         118,473        (1,098,199)        12,272          12,235
Cash (overdraft), beginning of period                    (5,620)        1,211,052            736             773

                                                  --------------  ----------------- --------------  -----------------
Cash, end of period                                     112,853           112,853         13,008          13,008
                                                  --------------  ----------------- --------------  -----------------
Cash consists of:
Cash                                                    112,853           112,853         13,008          13,008
                                                  --------------  ----------------- --------------  -----------------
                                                        112,853           112,853         13,008          13,008
                                                  --------------  ----------------- --------------  -----------------


See accompanying note


                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

TouchTunes Music Corporation (the "Company") has incurred operating losses since inception of operations in 1995 totaling $17,993,257. Further, stockholders' deficiency as at September 30, 1999 totals $14,495,215. Since the beginning of 1999, the Company and TouchTunes Digital Jukebox Inc. ("TouchTunes Digital") raised additional equity of $8,330,579 U.S., with commitments from its investors to invest an additional $2,000,000 U.S. by the end of this year. The Company and TouchTunes Digital also successfully negotiated bank loan facilities totaling $11,700,000 U.S. of which $3,900,000 U.S. has been received to date [see note 3].

To obtain additional funds required to finance its operations, the Company is actively seeking additional private equity capital. To assist in its efforts, the Company has signed a mandate with investment banker Nesbitt Burns Securities Inc. The Company is also exploring the possibility of various strategic alliances.

The Company's ability to continue as a going concern is dependent upon its ability to obtain further financing, achieve profitable operations through increased revenues, generate positive cash flow from operations and maintain or replace existing supply arrangements. These financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

The Company is commercializing its digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company is also developing its technology for applications targeting other markets and industries.

The Company's operating expenses have been funded by TouchTunes Digital, a jointly controlled Canadian entity [see note 3]. Substantially all of the management and technical developmental activities are conducted through TouchTunes Digital for which the Company is charged certain costs incurred in addition to a 5% mark-up on various services in accordance with the respective inter-company service agreements.


                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

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

Revenue recognition

Revenues are derived from both the sale and lease of digital jukebox units to jukebox operators. Revenues from sales and sales type lease contracts are recognized in the period in which the transactions take place. Rental revenue from operating leases is recognized over the term of the lease as it is earned. To date, virtually all of the Company's revenue has been derived from operating lease contracts.

Fixed assets

Jukeboxes consist of jukeboxes acquired by the Company for leasing or sale to its customers from TouchTunes Digital under a capital master lease agreement. Depreciation is provided on a straight-line basis over an estimated economic life of five years, commencing with commercial operation of the jukeboxes.

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

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Foreign currency translation

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange prevailing at the balance sheet date. Revenues, expenses and non-monetary assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the related transaction dates. Gains and losses on translation of foreign currency items are included in the determination of net earnings.

Intangibles

Software development costs

Costs related to the conceptual formation and design of internally developed software were expensed as research and development in prior years. In accordance with AICPA's SOP 98-1, the Company will capitalize any such costs incurred in 1999 and future years. No internal software development costs have been capitalized as of September 30, 1999.

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the shareholder's cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of five years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1999, legal costs of approximately $226,084 (1998 - $135,000) were capitalized.

Non-competition agreements

The Company has non-competition agreements with the provider of computer operating systems and several system programmers who assisted in the development of the system. The agreements are effective January 1, 1997, and cover the succeeding five years. The costs are amortized on a straight-line basis over the five-year life of the agreements.

The Company periodically reviews the patents and non-competition agreements for possible impairment, which would be recognized if a permanent decline in value occurs.

Currency of measurement

The currency of measurement used in the preparation of these financial statements is the U.S. dollar.

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

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

3.  INVESTMENT IN JOINTLY CONTROLLED COMPANY

Exchangeable Shares and Voting Rights

On March 21, 1997, the Company incorporated and acquired 800 shares of Class A common stock of TouchTunes Digital for a total consideration of $584 U.S.

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

Convertible Debentures

During 1998, the Canadian Investors subscribed for an aggregate principal amount of $10,000,000 U.S. of debentures ("Debentures") which were issued by TouchTunes Digital as follows: $4,000,000 U.S. on February 11, 1998; $2,000,000 U.S. on August 5, 1998 and $4,000,000 U.S on November 2, 1998.

During 1999, TouchTunes Digital issued additional Debentures to the Canadian Investors totaling $10,330,579 U.S. under terms and conditions similar to the existing outstanding Debentures. The additional Debentures were issued as follows: $830,579 U.S. on March 22, 1999; $2,500,000 U.S. on April 8, 1999;
$3,000,000 U.S. on July 14, 1999; $2,000,000 U.S. on September 23, 1999 and
$2,000,000 U.S. on November 3, 1999.

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

September 30, 1999
(Unaudited)

3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Under present conditions, it is unlikely that interest would have to be paid on the Debentures. In the event TouchTunes Digital would have to pay interest on the Debentures, the amounts would be $1,775,387 U.S. from the date of issuance of the Debentures.

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

On April 8, 1999, the Company entered into a "Debenture Put Right Agreement" with one of the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $2,500,000 U.S. in principal amount), for the issuance by the Company of its Series A preferred stock, convertible at the option of the holders, share for share, into shares of the Company's Common Stock. On July 14, 1999, the Company and the Canadian Investors agreed to amend the exchange rate on the Debentures to 85% of the price per share paid by a third party investor for the issuance of additional equity by the Company. If the Company does not issue additional equity to third party investors, the Debentures will have an exchange rate equal to $2.00 per share. The exchange rate on the Debentures was previously equal to the greater of $2.00 per share or 85% of the price per share paid by a third party investor for the issuance of additional equity by the Company

On July 14, 1999, the Company entered into a Debenture Put Right Agreement with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of Debentures they have acquired (up to $7,000,000 U.S. in principal amount), for the issuance by the Company of its Series A preferred stock, at an exchange rate equal to 93% of the price per share paid by a third party investor for the issuance of additional equity by the Company. If the Company does not issue additional equity to third party investors, the Debentures will have an exchange rate equal to $2.00 per share. Each Series A preferred share is convertible at the option of the holders, share for share, into shares of the Company's Common Stock.

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

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

On April 19, 1999, TouchTunes Digital successfully negotiated a term loan facility aggregating $10,400,000 U.S. with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital, as well as a guarantee from the Company for the entire amount. The interest rate on this facility is priced at the Bank's U.S. rate, plus 2.55%, in addition to other related fees. The loan will be disbursed in monthly tranche amounts, based on various terms and conditions, with each tranche having a term of 30 months. As a condition to the Bank disbursing loan amounts in excess of $3,400,000 U.S., the Company must increase its equity by $15,000,000 U.S. To date, the Bank has disbursed a total of $3,168,000 U.S. from this loan facility.

Sources of Revenues

TouchTunes Digital's revenues are derived from various services provided to the Company as well as from interest earned on its balance due from the Company. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes Digital earns interest at a rate of 15% on jukeboxes leased to the Company under a capital master lease agreement.

The Company is charged interest on the intercompany balance payable to TouchTunes Digital at a rate equal to the Canadian prime rate plus 1.5%. The adjusted rate as at September 30, 1999, was 7.75%.

Litigation

On October 18, 1999, the litigation in which both companies were jointly involved was dismissed without any payments made by the companies to the plaintiffs. [see note 6].





                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

3.   INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]

Analysis of Investment

The investment in TouchTunes Digital is accounted for on the equity basis. The following summarizes the balance sheet of TouchTunes Digital as at September 30, 1999 and December 31, 1998:

Assets                                                $               $
                                           September 30     December 31
                                                   1999            1998
------------------------------------------------------------------------
Current
Cash & term deposits                          1,051,495         163,828
Accounts receivable                             186,391         167,550
Government grant recoverable                    319,837         169,106
Inventory                                       120,005         203,188
Investment income tax credits                         -          72,034
Income tax recoverable                           54,732         112,220
Prepaid expenses                                162,788         119,801
Due from TouchTunes Music Corporation        15,881,765       9,147,802
Capital lease receivable                      3,940,295         973,275
------------------------------------------------------------------------
Total current assets                         21,717,308      11,128,804
------------------------------------------------------------------------
Fixed assets                                  2,255,534       2,114,836
Capital lease receivable                      1,994,507         827,393
------------------------------------------------------------------------
                                             25,967,349      14,071,033

                                                      $               $
------------------------------------------------------------------------

Liabilities

Current
Bank overdraft                                        -          14,450
Accounts payable and accrued liabilities        727,545         702,909
Capital lease obligations                       249,111         227,832
Current portion of long-term debt               912,815               -
Debentures                                   18,330,579      10,000,000
------------------------------------------------------------------------
Total current liabilities                    20,220,050      10,945,191
------------------------------------------------------------------------
Capital lease obligation                        327,476         494,191
Long term debt                                2,582,726               -
Deferred income tax                             103,599          99,806
------------------------------------------------------------------------
                                              3,013,801      11,539,188
------------------------------------------------------------------------
Stockholders' Equity                          2,733,498       2,531,845
------------------------------------------------------------------------
                                             25,967,349      14,071,033
------------------------------------------------------------------------









                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

3. INVESTMENT IN JOINTLY CONTROLLED COMPANY [Cont'd]



For the nine month periods ended September 30, 1999 and 1998, the results of TouchTunes Digital's operations were as follows (in U.S. dollars):
                                                     $               $
                                                  1999            1998
                                         (Nine months)   (Nine months)
------------------------------------------------------------------------

Services fees                                2,553,191       1,549,565
Interest income                              1,007,851         219,351
Foreign exchange gains                          73,886          98,750
------------------------------------------------------------------------
Total Revenue                                3,634,928       1,867,666
------------------------------------------------------------------------
Expenses
(net of Research and Development
 tax credits)                                3,551,713       1,568,922
------------------------------------------------------------------------
Income from operations                          83,215         298,744
------------------------------------------------------------------------
Income tax expense net of deferred portion      11,899         117,144
------------------------------------------------------------------------
Net Income                                      71,316         181,600
------------------------------------------------------------------------



4.   LOSS PER SHARE             Quarter  Nine Months    Quarter  Nine Months
                                  ended        ended      ended      ended
                               Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30
                                    1999       1999         1998      1998
-----------------------------------------------------------------------------
Numerator for basic
 loss per share
Loss to common shareholders    2,999,466   7,546,692   1,932,811   3,990,918
-----------------------------------------------------------------------------

Denominator for basic loss
per share - weighted-average
number shares issued
and outstanding               14,658,644  14,658,644  14,658,644  14,658,644
-----------------------------------------------------------------------------

Basic and diluted net loss
per share                           0.20        0.51        0.13        0.27
-----------------------------------------------------------------------------


The conversion of equity and Debentures of TouchTunes Digital into the Company's Class A Common Stock referred to in note 3 were not included in the computation of the diluted loss per share because the effect would be antidilutive.



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

                         TouchTunes Music Corporation
                 (formerly Technical Maintenance Corporation)

                         NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

6. SUBSEQUENT EVENTS

On October 18, 1999, the Company and TouchTunes Digital were dismissed from the litigation initiated in July 1998, without any payments made by the Company and TouchTunes Digital to the plaintiffs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a)  Plan of Operations

Based on the Registrant's marketing and sales efforts to date, management believes the Registrant's on-going development, marketing and sales of the Digital Jukebox provides it with opportunities for future financial success. Management also intends to continue its development activities by applying its technology to other product applications for markets outside the jukebox industry. During 1999, the Registrant's financial resources have been used primarily to aggressively commercialize the Digital Jukebox. From the indications of interest received thus far, the Registrant estimates that approximately 4,000 Digital Jukebox units can be manufactured, assembled and delivered to jukebox operators under its "Partner Lease Agreements" by the end
of the year 2000.   This would render the Registrant the leader amongst all
jukebox manufacturers in the United States. As of September 30, 1999, 800 jukebox units have been installed in various locations in the United States. Presently, the Registrant has delivered over 1000 Digital Jukebox units to over 220 jukebox operators.

     The Registrant commenced generating revenues during the fourth quarter of 1998. A total of $1,186,164 in revenues were earned from its Partner Lease Agreements with jukebox operators and from advertising for the nine month period ended September 30, 1999. Revenues for the quarter ended September 30, 1999, were $603,827, representing an increase of 61% compared to the previous quarter's revenues of $374,447. The Registrant expects jukebox revenues to continue to increase significantly over the following year. Management is also exploring possibilities of generating revenues from other applications of its technology.

     Based on feedback received from many jukebox operators expressing their desire to own the digital jukebox, management has recently adjusted its business approach to accommodate the market's demands. The Registrant will continue to lease its Digital Jukeboxes to jukebox operators, however the lease will allow for an option to purchase the digital jukebox at the end of the 5-year lease. The Registrant will also offer to sell Digital Jukebox units and sign respective five-year service agreements with jukebox operators. Lease agreements previously signed with jukebox operators will still remain in effect, unless the Registrant and its operator clients mutually agree to amend the agreements. Management believes that this timely response to the market will result in greater sales and revenue for the Registrant. However, there can be no assurance that the Registrant's new business approach will be successful or profitable to the Registrant.

     The Registrant currently has approximately 65 to 70% of the total available record label rights for the United States, and is currently negotiating licensing agreements with record companies to obtain rights to additional music. Management believes that the Registrant's increase in the overall music available to its Digital Jukebox will increase demand and related revenues generated from its Partner Lease Agreements.

     There can be no assurance that the Registrant will be able to obtain and renew licensing agreements with record label and publishing companies on terms favorable to the Registrant. Further, there can be no assurance that the Registrant's marketing strategy will be successful or profitable to the Registrant.

     (b)  Seasonality

     Management is not aware of any factors or attributes relating to the Registrant's business that have caused, or in future are reasonably likely to cause, any seasonal fluctuations which would have a material effect on the Registrant's financial condition or results of operations.

     (c)  Liquidity and Capital Resources

     From March 21, 1997 through November 3, 1999, certain Canadian investors (the "Canadian Investors") invested $4,000,000 CDN and $20,330,579 U.S. for the further development and promotion of the Digital Jukebox, upon certain terms and conditions previously described in earlier filings. This has supplied the Company with sufficient capital resources necessary to conclude the financing of its start-up activities, and support its commercial operations over the past 15 months. Based on the Registrant's estimate that it can lease approximately 4,000 Digital Jukebox units to prospective jukebox operators by the end of the year 2000, the Registrant must raise approximately $25,000,000 U.S. for the manufacturing and distribution costs of such units, as well as provide for the
ability to expand its research and development activities.   A portion of the
funding will be obtained from bank financing facilities in the amount of $10,400,000 U.S., established by an affiliate company of the Registrant, for financing the cost of manufacturing the Digital Jukebox, upon certain terms and conditions previously described in earlier filings. To date, the bank disbursed a total of $3,168,000 U.S. from this financing facility. There can be no assurances that the Registrant or its affiliated company, will be able to satisfy all terms and conditions specified by the bank for the use of its remaining funds.

    In addition to the funding mentioned above, the Registrant will require more funds during the following twelve month period. Management has engaged Nesbitt Burns Securities to assist the Registrant in raising approximately $15,000,000 U.S. through a private equity placement. There can be no assurances that the private placement will be successfully completed on terms satisfactory to the Registrant, or at all.

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

Currently, all information systems projects are fully staffed. All of the critical systems have been verified and are year 2000 compliant. Based on its review and analysis to date, the Registrant believes that its software and computer systems are Year 2000 compliant.

     The nature of its business makes the Registrant very dependent on critical suppliers and service providers. The failure of such third parties to address the Year 2000 issue adequately could have a material impact on the Registrant's ability to conduct its business. Accordingly, the Registrant has a team in place to assess the Year 2000 readiness of all third parties on which it depends. Year 2000 compliance statements have been obtained from most critical suppliers and service providers. Follow-up telephone interviews were performed when a statement of compliance was not readily available. For any critical supplier or service provider which did not provide the Registrant with satisfactory evidence of their Year 2000 readiness, contingency plans have been developed which will include establishing alternative sources for the product or service provided.

     The Registrant believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the Registrant's abilities are based on management's best estimates, which were based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors over which it has no control. Specific factors that could have a material adverse effect on the abilities of the Registrant to manage its Year 2000 transition which include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors, as well as a failure by the Registrant to execute its own remediation efforts. As a result, there can be no assurance that these forward looking statements and estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Registrant. The Registrant has established the appropriate contingency plans for its Year 2000 transition.

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

10. (viii) Escrow Agreement for the deposit of $3,400,000 CDN and 680 Class
          C shares of TouchTunes by the Selling Shareholders, dated March 21, 1997. Reference is made to Exhibit 2 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

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

10. (xiii) Employment and Non-Competition Agreement between Registrant and Tony Mastronardi. Reference is made to Exhibit 9 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

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

10. (xvii) Jukebox License Office Certificate, dated March 11, 1997. Reference is made to Exhibit 10(xvii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

10. (xviii) Jukebox License Agreement with the American Society of Composers Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated March 11, 1997. Reference is made to Exhibit 10(xviii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

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

10. (xx) Debenture Put Right Agreement dated February 11, 1998, by and among Societe Innovatech du Grand Montreal, Sofinov Societe Financiere d'Innovation Inc. and Technical Maintenance Corporation. Reference is made to Exhibit 3 of Registrant's Form 8-K for the month of February 1998, which Exhibit is incorporated herein by reference.
18

10. (xxi) Amended and Restated Shareholders' Agreement dated February 11, 1998, by and among Techno Expres S.A., Societe Innovatech du Grand Montreal, Sofinov Societe Financiere d'Innovation Inc. and Technical Maintenance Corporation. Reference is made to Exhibit 4 of Registrant's Form 8-K for the month of February 1998, which Exhibit is incorporated herein by reference.

10. (xxii) Debenture dated August 5, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiii) Debenture dated August 5, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiv) Debenture dated August 5, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxv) Debenture dated August 5, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxii) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiii) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiv) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxv) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxvi) Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxv) Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxviii) Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxix) Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

16. Letter from prior auditor, Armstrong Gilmour Accountancy Corporation, relative to the information set forth in Item 4 of Registrant's Form 8-K/A for the month of February 1998, which Exhibit is incorporated herein by reference.

27.       Financial Data Schedule.

     (b)  Reports on Form 8-K

     No Form 8-K was filed during the quarter ended September 30, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOUCHTUNES MUSIC CORPORATION


Dated: November 12, 1999             Per: /s/Tony Mastronardi
                                     ---------------------------
                                     Tony Mastronardi
                                     President and Director


Dated: November 12, 1999             Per: /s/Guy Nathan
                                     ---------------------------
                                     Guy Nathan
                                     Secretary and Director
















