Form 10KSB
period 1999-12-31
TOUCHTUNES MUSIC CORP
filed 2000-03-31
CIK 894568

U.S. Securities and Exchange Commission

                               Washington, D.C. 20549

                                    FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

     Commission File No. 333-7006

                            TOUCHTUNES MUSIC CORPORATION
                   ----------------------------------------------
                   (Name of small business issuer in its charter)

                 Nevada                      87-0485304
    -------------------------------- ------------------------------
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)       Identification
                                              Number)

                           1800 E. Sahara, Suite 107
                            Las Vegas, Nevada 89104
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code (702)-792-7405
Issuer's facsimile number, including area code (702)-734-7500

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

The issuer's revenues for its most recent fiscal year were  $ 4,053,165

The aggregate market value for the voting and non-voting common equity held by non-affiliates on March 21, 2000 was approximately $8,775,479

The total number of shares of Class A Common Stock outstanding on March 21, 2000 was 14,658,644.

                                    PART I

     The Form 10-KSB  contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors which are not within the Registrant's control.


ITEM 1.   Description of Business

     (a)  Organization

     The Registrant is a company involved in the digital distribution of music content to music-on-demand applications. The first such music-on-demand application developed by the Registrant is its Digital Jukebox ("Digital Jukebox") The Registrant has become the leading provider of Digital Jukeboxes in the United States and a significant digital distributor of music content, downloading approximately 50,000 songs per month. The Registrant is actively developing new music-on-demand products and applications as part of its strategy to leverage its existing technology, music content and strategic relationships.

     The Registrant's network of Digital Jukeboxes currently play approximately
2.5 million songs to an estimated audience of approximately 1 million people each month. This makes the Digital Jukebox network an interesting alternative to radio for promoting record companies and their artists.

     The Registrant was in the development stage until the fourth quarter of 1998, when it began generating revenues from its business operations and implementing its sales and marketing strategy. Since acquiring the exclusive rights to a patented technology for its Digital Jukebox in December 1994, the Registrant has concentrated most of its efforts on the development and marketing of its Digital Jukebox

     (b)  Products

     The Digital Jukebox combines in a single unit, computer systems, telecommunication peripherals and multimedia hardware. Management believes the Digital Jukebox is capable of replacing the loading mechanisms, the laser and the high maintenance parts employed by conventional jukeboxes, with this low maintenance computer system, capable of storing and reproducing, in digital format (MP3: 128 kbs; 44.1 KHz), any music selection at its original level of quality.

     The core of the Digital Jukebox technology is a proprietary operating system, optimized for high-speed sound reproduction and video animation. The Digital Jukebox is capable of storing, in compressed digital format, a minimum of 750 songs, upgradable to virtually unlimited capacity. The Digital Jukebox is also equipped with a telecommunication protocol allowing the secure downloading of music to each individual jukebox from a remote central music library. The result is a high performance, low maintenance, remotely configurable, computer controlled unit, using state-of-the-art technology standards. In the opinion of management, with its integrated and proprietary software program, the Digital Jukebox outperforms any conventional jukebox on the market today, for simultaneous sound reproduction, graphics display, video animation, music management and telecommunication services.

     The operating software accounts for all songs played and automatically generates detailed pay-for-play statements indicating royalty amounts owing to each respective record and publishing company. This feature has helped the Registrant obtain performance, recording and publishing rights for the Digital Jukebox from performance rights societies, various record companies and various publishing companies, authorizing the Registrant to reproduce and play copyrighted music on its Digital Jukebox units. The statistics generated by Digital Jukeboxes can be used to determine the popularity of artists and titles, together with music preferences and trends. This information on musical tastes is critical to the music industry and can be made available by the Registrant to record label companies. Furthermore, these data mining capabilities can be used to test market new songs, monitor consumer preference, monitor geographic trends, promote record labels and their artists, as well as provide other useful information.

     (c)  Industry

     The Digital Jukebox was primarily developed for the jukebox industry. Based on information available to management, it believes approximately 300,000 conventional jukeboxes are in operation in the United States and approximately 10,000 new units were sold in 1999. There are approximately 2,300 jukebox operators who own these units, which are placed in restaurants, bars and other similar business venues. Annual gross coinage jukebox revenue in the industry amounts to approximately $2 billion, of which on average, approximately 50% is retained by location owners and 50% retained by jukebox operators. The previous significant technological change in the industry occurred in 1987 when CD jukeboxes were introduced. By 1991, older vinyl jukeboxes were no longer being manufactured. The Registrant expects the industry to shift to digital technology at a similar pace.

     (d)  Patents

     To protect its technology, the Registrant has filed fourteen international patent applications. One French patent application was filed on July 16, 1999, which will be extended to the United States, Canada, Europe and Japan before July 16, 2000. Seven of these international patent applications have a priority date of October 12, 1994; the eighth patent application has a priority date of September 25, 1996; the ninth patent application has a priority date of September 26, 1997; the tenth patent application has a priority date of April 14, 1998; the eleventh, twelfth and thirteenth patent applications have a priority date of July 22, 1998; and the fourteenth patent has a priority date of July 21, 1998. Ten patent applications cover the Registrant's downloading network configuration, operating system technology, title selection, system control methodology, as it applies to the jukebox sector. Another four patent applications cover its application to potential markets outside the jukebox industry (residential and other markets) which can be serviced by the same network configuration. One patent application covers the digital technology applicable to wireless speakers. During 1998 four patents were granted in Europe, and another two patents were granted during 1999. There can be no assurances concerning the scope, validity or value of such patents and patent applications; nor their freedom from infringement by others, although the Registrant is not aware of any conflicting patents held by others.

     (e)  Promotion and Marketing

     The Registrant promotes the Digital Jukebox through advertising, its Web-site, spotlight shows, on-site demonstrations, direct mailings, banner ads and on-premise promotion items. The Registrant also continues to attend all major and selected minor industry trade shows and exhibitions. The two major trade shows in which the Registrant participates each year are: the Amusement Showcase International show and the Amusement & Music Operators Association
(AMOA) held in March and September each year, respectively. These events attract most major participants in the coin operated industry and generate orders from jukebox operators for the Digital Jukebox.

     The Registrant's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Registrant arranges for the renewal and payment of licensing fees to the performing rights societies; accountability and disbursements of royalty payments to the record label companies and publishing companies; and ongoing provision for music selections and the manufacture and delivery of the Digital Jukeboxes to the jukebox operators. In consideration for this, the Registrant sells or leases the Digital Jukebox to the jukebox operators. The sales are formalized under a "Sales and Service Agreement". The sales price for each Digital Jukebox is $5,995, with an associated 5 year service agreement charging a minimum of $29 per week which increases to a maximum of $49 per week based on the level of revenues derived from the operation of the Digital Jukeboxes. Lease transactions are formalized
under a  "Partner Lease and Service Agreement".   The lease has a term of 5
years and charges a minimum of $69 per week, which increases to a maximum of $89 per week based on the level of revenues derived from the operation of the Digital Jukeboxes. In addition, due to the interactive monitor on each Digital Jukebox, the Registrant is capable of advertising on its Digital Jukeboxes generating advertising revenue for the Registrant and its jukebox operators.
As at December 31, 1999, the Registrant had delivered a total of 1,352 Digital Jukeboxes to jukebox operators of which approximately 1,150 units had been installed in various locations in the United States.

     (f)  Customer Service and Technical Support

     The Registrant has established customer service and technical support departments focused on providing the Registrant's customers with value beyond the purchase or lease of the Registrant's Digital Jukebox. The customer service and technical support consists of 24 hours per day 7 days per week support through a toll free telephone number. The Registrant also conducts jukebox installation training sessions, providing education and insight into the use of the Registrant's Digital Jukebox.

     (g)  Manufacturing, Assembling and Distribution

     The Registrant has secured rights to play their music from 4 major record label companies (Universal Music Group, BMG North America, Warner Music Group and Capitol Records Inc.), as well as several other independent record label companies. The record rights obtained were based on a pay-per-play royalty fee structure. The Registrant is still negotiating with the other major record label company, Sony, as well as with several other independent record companies for the right to play their music based on similar pay-per-play royalty fee structures.

     The Registrant has also obtained publishing rights from all of the major publishing companies, as well as rights from over 300 other independent publishing companies, in consideration for a royalty payable each time a song is digitally reproduced or downloaded on a Digital Jukebox. The Registrant continues to negotiate rights to play music with publishing companies.

     The Registrant has entered into an agreement with Bose Corporation ("Bose") for the commercial manufacturing of the Digital Jukeboxes. The

Registrant has also entered into an agreement with 146473 Canada Inc. ("Microsource") to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The Registrant has arrangements with various telecommunication companies for access into their TCP/IP networks, enabling the digital downloading of music content to its Digital Jukeboxes.

     There can be no assurance that the Registrant will be able to successfully conclude its pending arrangements or renew existing agreements with record label companies and publishing companies for the use of their music; conclude sufficient leasing arrangements with jukebox operators for their use of the Digital Jukeboxes; renegotiate key supplier contracts on terms favorable to the Registrant; or finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukebox units on a commercially profitable basis.

     (h)  Product Development

     The Registrant plans to leverage its existing expertise in the secure digital distribution of music through TCP/IP networks, its established relationships with record labels and publishers, as well as its strategic partnerships with Bose and other key suppliers, to develop other music-on-demand products and applications. The Registrant's current product development efforts are focused on utilizing its core technologies to expand its music-on-demand products and applications.

     The Registrant's growth will be dependent upon the rate of market penetration of the Digital Jukebox, revenues generated from sales, leasing, music services and advertising on the Digital Jukebox, enhancements to the Digital Jukebox, as well as the introduction of new products and applications. There can be no assurance that any such market penetration and revenue growth will be achieved, or such new products, applications or enhancements will achieve market acceptance. If the Registrant were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Registrant's business, operating results, cash flows and financial condition.

     The Registrant's research and development expenses were approximately $1,640,000, $843,000, and $842,000 for 1999, 1998, and 1997, respectively.

     (i)  Competition

     Competition in the manufacture, distribution and use of conventional jukeboxes is intense. Some manufacturers have other lines of equipment which they produce in addition to conventional jukeboxes, within the amusement/entertainment industry. However, none of the manufacturers are known to be involved in the placement or operation of any of their jukebox units in the manner being proposed by the Registrant. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors. All of these manufacturers have far greater experience than the Registrant.

     Competition for the Registrant's Digital Jukebox can also be expected from those who seek to design, develop and market units similar to the Digital Jukebox for use in the jukebox industry, with comparable or superior features, technologies and advances. While the Registrant believes the Digital Jukebox is currently superior to any conventional jukebox on the market, there can be no assurance that other technologically advanced jukeboxes may not be designed and marketed by existing manufacturers or others, in competition with the Digital Jukeboxes of the Registrant.

     The Registrant will face intense competition in commercializing any new music-on-demand products and applications from companies that may have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Registrant.

     (j)  Employees

     As at December 31, 1999, the Registrant and its wholly-owned subsidiary had a total of 114 employees: including 44 in sales, marketing, customer service and support; 40 in development, quality assurance and network operations; and 30 in music related activities, general and administration.

     (k)  Funding of the Registrant's Operations

     Equity

     From December 1994 until March 1997, officers and principal shareholders of the Registrant financed its operations primarily through their own resources. On March 21, 1997, two independent Canadian Investors, Societe Innovatech du Grand Montreal and Sofinov Societe Financiere D'Innovation Inc. (the "Canadian Investors"), agreed to invest $4,000,000 Canadian Dollars (CDN) for the development and promotion of the Registrant's Digital Jukebox, upon certain terms and conditions. To accomplish this, the Canadian Investors agreed to invest $4,000,000 CDN in TouchTunes Digital Jukebox Inc. ("TouchTunes Digital"), a Canadian company jointly controlled by the Registrant and the Canadian Investors, which was organized by the Registrant specifically for that purpose. The Registrant contracted out to TouchTunes Digital the research and development work needed for the Digital Jukeboxes and to provide all such additional services reasonably requested by the Registrant in connection with the implementation of the Digital Jukebox project.

     The Canadian Investors initially purchased 100 Class B shares and 20
Class C shares of TouchTunes Digital, at a price of $5,000 CDN per share, for an immediate cash consideration of $600,000 CDN. They also subscribed to an additional 680 Class C shares of TouchTunes Digital, at a price of $5,000 CDN per share, for a consideration of $3,400,000 CDN. Both the Class C shares and the $3,400,000 CDN were deposited in escrow. The Class B and the Class C shares of TouchTunes Digital could be exchanged at the option of the Canadian Investors, into 2,000,000 shares of Series A Preferred Stock of the Registrant and then converted share for share into Common Stock. Subsequently, on May 9, 1997, the Canadian Investors released an additional $750,000 CDN against delivery of 150 Class C shares, leaving a balance of $2,650,000 CDN and 530 Class C shares in escrow. Finally, on July 17, 1997, the Canadian Investors released the remaining $2,650,000 CDN to TouchTunes Digital against delivery to them of the remaining 530 Class C shares of TouchTunes Digital. These funds have been used to implement the start-up business activities of the Registrant.

     The Registrant is the owner of 800 Class A shares of TouchTunes Digital. As a result of the foregoing transactions, the Canadian Investors owned 100 Class B shares and 700 Class C shares of TouchTunes Digital. The Class A shares entitle the holder to one vote per share. The Class B shares entitle the holder to eight votes per share and the Class C shares are non-voting. Therefore, the Registrant and the Canadian Investors had equal voting rights in TouchTunes Digital. On December 31, 1999, the Registrant acquired the remaining 50% ownership and control of TouchTunes Digital, as the Canadian Investors exchanged their Class B and Class C shares of TouchTunes Digital for

2,000,000 Series A Preferred Shares of the Registrant. The Registrant now owns all of the Class A, Class B and Class C shares of TouchTunes Digital, making TouchTunes Digital a wholly-owned subsidiary of the Registrant (see further detail below).

     On February 11, 1998, the Canadian Investors subscribed for an aggregate principal amount of $4,000,000 (US) of debentures ("Debentures") issued by TouchTunes Digital. The Debentures are payable by TouchTunes Digital on demand, only after the occurrence of an event of default as defined by the subscription agreement. Upon default, the Debentures would bear interest at the rate of 12% per annum, payable in one single installment, concurrently with the payment of the principal amount. At any time prior to February 11, 1999, TouchTunes Digital had the right to require the Canadian Investors to purchase additional Debentures, up to an aggregate principal amount of $10,000,000 (US), bearing the same terms and conditions, in six increments of $1,000,000 each. The remaining Debentures were issued as follows: $ 2,000,000 (US) on August 5, 1998 and $4,000,000 (US) on November 2, 1998.

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

     On March 22, 1999, the Canadian Investors subscribed for additional Debentures issued by TouchTunes Digital for an aggregate principal amount of $830,579 U.S. with the same terms as those previously issued in 1998. Concurrently, on March 22, 1999, the Registrant entered into a "Debenture Put Right Agreement" with the Canadian Investors providing them with the right and option to require the Registrant to purchase all, or any part of the principal amount of the Debentures aggregating $830,579 (US), at an exchange rate of $2.00 (US) per share of the Registrant's Series A preferred stock. Each Series A preferred share is convertible at the option of the holder, share for share, into shares of the Registrant's Common Stock; an aggregate of 415,289 shares.

     On April 8, 1999, Sofinov Societe Financiere d'Innovation Inc. ("Sofinov") subscribed for additional Debentures issued by TouchTunes Digital for an aggregate principal amount of $2,500,000 (US) with the same terms as those previously issued in 1998. On December 30, 1999, the Registrant and Sofinov amended the "Debenture Put Right Agreement", providing Sofinov with the right and option to require the Registrant to purchase all, or any part of the principal amount of the Debentures aggregating $2,500,000 U.S. at an exchange rate equal to the greater of $1.75 U.S. per share of the Registrant's Series A preferred stock. The exchange rate on the Debentures was previously equal to the greater of $2.00 per share or 85% of the price per share paid by a third party investor for the issuance of additional equity by the Registrant. Each Series A preferred share is convertible at the option of the holder, share for share, into shares of the Registrant's Common Stock; up to an aggregate of 1,428,571 shares.

     On July 14, 1999, the Registrant entered into a Debenture Put Right Agreement with the Canadian Investors, providing them with the right and option to require the Registrant to purchase all or any part of the principal amount of Debentures they have acquired (up to $7,000,000 U.S. in principal amount), for the issuance by the Registrant of its Series A preferred stock. On December 30, 1999 the Registrant and Sofinov agreed to amend the exchange rate on the Debentures to $1.75 per share. The exchange rate on the Debentures was previously equal to $2.00 per share or 93% of the price per share paid by a third party investor for the issuance of additional equity by the Registrant. Each Series A preferred share is convertible at the option of the holders, share for share, into shares of the Registrant's Common Stock; up to an aggregate of 4,000,000 shares. The Debentures were issued as follows:
$3,000,000 (US) on  July 14, 1999, $2,000,000 on September 23, 1999 and
$2,000,000 on November 5, 1999.

     On December 30, 1999, the Canadian Investors exercised their rights under the February 11,1998, March 22, 1999, April 25, 1999 and July 14, 1999 Amended Debenture Put Right Agreements requiring the Registrant to purchase all the Debentures issued for an aggregate principle amount of $20,330,579 (US) in exchange for 10,843,860 shares of the Registrant's Series A Preferred Stock. Each Series A Preferred Share is convertible, share for share into the Registrant's Common Stock.

     As previously stated, on December 31, 1999, the Canadian Investors exercised their rights under the March 21, 1997, Share Exchange Agreement requiring the Registrant to issue 2,000,000 shares of its Series A Preferred Shares in exchange for the Class B and Class C shares of TouchTunes Digital. Each Series A Preferred Share is convertible, share for share into the Registrant's Common Stock. This transaction resulted in the Registrant retaining 100% ownership and control of TouchTunes Digital.

     Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange of their 12,843,960 Series A Preferred shares of the Registrant and the conversion of such Series A Preferred shares into 12,843,960 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 46.7% of the Common Stock of the Registrant.

     In December 1999, Sofinov agreed to advance the Registrant and its wholly-owned subsidiary, TouchTunes Digital, an aggregate amount of $5,000,000 (US). As at December 31,1999, Sofinov had advanced the Registrant a total amount of $2,000,000 (US). The remaining amount of $3,000,000 (US) was advanced by Sofinov during the first quarter of 2000. The intention between the Registrant and Sofinov is that the entire amount will be exchanged for additional Series A Preferred shares of the Registrant. The exchange rate has not yet been determined.


     Debt

     On January 29, 1999, TouchTunes Digital successfully negotiated term loan facilities aggregating $2,000,000 Canadian dollars with a major Canadian chartered bank for financing of equipment acquisitions, leasehold improvements and research and development expenditures. The total funds received from these
loan facilities to date is $1,250,000 Canadian dollars.   The security provided
to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital, as well as a guarantee from the Registrant for the entire amount. Interest rates on these facilities range from 1.0% to 3.75% over the bank's Canadian prime rate, with terms ranging from 15 months to 60 months. The remaining $750,000 (CDN) is available to TouchTunes Digital, subject to various terms and conditions.

     On April 19, 1999, TouchTunes Digital successfully negotiated a term loan facility aggregating $10,400,000 (US) with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital as well as a guarantee from the Registrant for the entire amount. The interest rate on this facility is priced at the Bank's US rate, plus 2.55%, in addition to other related fees. The loan will be disbursed in monthly tranche amounts, based on various terms and conditions, with each tranche having a term of 30 months. The Bank has disbursed a total amount of $5,944,000 (US) as at March 21, 2000.

     Based on the Registrant's projections it will need to raise approximately $10,000,000-$15,000,000 (US) during the next year to cover its projected costs of operations, fund Digital Jukebox lease agreements, expand its sales and marketing activities, as well as provide the ability to expand its research and development activities. While the Registrant is negotiating with financial institutions and investors for such funds, there can be no assurances that it will be able to raise this on terms satisfactory to the Registrant, or at all. Nor can there be any assurances that the Registrant will interest enough jukebox operators to enter into Sales and Service Agreements or Partner Lease and Service Agreements. Finally, there can be no assurances that even if all these events take place, the operations of the Registrant will prove commercially profitable.

ITEM 2.   Description of Property

     The Registrant owns no real estate. Its operations are conducted through TouchTunes Digital, its wholly-owned subsidiary. Effective March 1, 1998, TouchTunes Digital entered into a new lease with the same landlord for a term of 10 years. The premises comprise 13,724 square feet of office space at 3 Commerce Place, Nun's Island, Verdun, (Quebec) Canada, H3E 1H7, 4th floor. The annual minimum rental is $254,443 (CDN).

     The Registrant also has a lease for 3,934 square feet of office space at 1110 Cook Road, Suite 100, Buffalo Grove, Illinois 60089, at an annual rental of $70,000 (US), for use as a sales and marketing office and its parts distribution center, as well as leases for offices at 2300 Computer Avenue, Suite 125, Willow Grove, Pennsylvania and at 1800 E. Sahara, Suite 107, Las Vegas, Nevada, both at a nominal annual rentals. The Registrant also has a lease for 625 square feet of office space at 1801 Avenue of the Stars, 6th Floor, Los Angeles, California, 90067, at an annual rent of $34,200 (US), for use as a business development, music rights and licensing office.

ITEM 3.   Legal Proceedings

     On October 18, 1999, the lawsuit filed in July 1998, in the United States District Court for the Northern District of Illinois Eastern Division by Arachnid, Inc.naming TouchTunes Digital and the Registrant as defendants, was dismissed with prejudice.


ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.


                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

     (a)  Market for Common Stock

     The Registrant's Common Stock has traded in the over-the-counter market on the "OTC Bulletin Board" since June 7, 1995. Until December 1998 the symbol was TCMN. The symbol is now TTMC. The quotations below from the National Quotation Bureau, Inc. represent the high and low, closing bid and asked prices, by quarters, since that date. These do not include retail markups, markdowns or commissions. Nor do they represent actual transactions.


                                   Bid Prices          Asked Prices

                                 High       Low       High       Low
                               -----------------------------------------

            1998

January  through March 31        $4.25    $1.5313    $4.625    $1.8125

April 1 through June 30         $6.125     $3.375     $6.50     $3.50

July 1 through September 30     $3.375     $2.00     $3.875     $2.50

October 1 through December 31   $3.6875    $1.75      $3.75     $2.00

            1999

January 4 through March 31       4.375      2.50     4.8125     3.125

April 1 through June 30         3.8125      1.75     4.03125    2.25

July 1 through September 30      2.375     1.375      2.875     1.625

October 1 through December 31   2.1875     1.375      2.50      1.625


     On March 21, 2000, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $2.0625 and $2.25 per share, respectively. On that date, there were approximately 450 holders of record of the Common Stock.


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

     Reference is made to the transactions described in Item 1 (k) above, between the Canadian Investors, the Registrant and the Registrants wholly owned subsidiary, TouchTunes Digital, which information is incorporated herein by such reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their 12,843,960 Series A Preferred shares of the Registrant into 12,843,960 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 46.7% of the Common Stock of the Registrant

ITEM 6.Management's Discussion and Analysis or Plan of Operation

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors which are not within the Registrant's control.
 .

     (a)  Overview

     The Registrant was a development stage company up until September 1998. Prior to this date, the Registrant financial resources were used to finance the development of its Digital Jukebox. Revenues generated since September 1998, have been generated from sales and leases of its Digital Jukebox to jukebox operators in the United States. As at December 31, 1999 the Registrant had delivered a total of 1,352 Digital Jukeboxes as compared to 255 units delivered as at December 31, 1998. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technology to other music-on-demand products and applications to other industries.

     The Registrant plays approximately 2.5 million songs to an estimated audience of approximately 1 million people each month. Management expects the number of plays and the audience exposure to increase as the install base of Digital Jukeboxes continues to grow, becoming a significant promotional medium for record companies and their artists. This should assist the Registrant in obtaining and/or renewing new agreements with various record companies

     On December 31, 1999, the Registrant acquired the remaining 50% ownership and control of its subsidiary TouchTunes Digital, (see Item 1 (k) "Funding of the Registrant's Operations"). As a result, all significant intercompany balances and transactions since the acquisition have been eliminated.

     (b)  Revenues

     Revenues from sales and leases from its Digital Jukebox amounted to approximately $4,000,000 for the year ended December 31, 1999, as compared to approximately $72,000 for the year ended December 31, 1998. The increase in revenues was a result of significant increases in demand for the Digital Jukebox during 1999. Revenues for 1998, represent approximately 3 months of results. During the fourth quarter 1999, the Registrant commenced accounting for all new lease transactions as capital leases, resulting in revenues of $5,995 to be recognized upon the delivery of each Digital Jukebox to jukebox
operators.   All prior leases were accounted for as operating leases,
recognizing revenue as the lease payments came due.

     The Registrant also had advertising revenues of $84,000 in 1999. There were no advertising revenues during 1998. Advertising revenues are generated from advertising that is placed on the Digital Jukebox. Due to the interactive monitor on each Digital Jukebox, there is potential that the Registrant will be able to significantly increase advertising revenues in the future.

     (c)  Expenses

     Total expenses incurred by the Registrant amounted to approximately $15,400,000 in 1999, as compared to approximately $5,900,000 in 1998. The increase in expenses is directly attributable to the increased resources that were needed to support the high rate of growth in the sales and leases of Digital Jukeboxes. Furthermore, research and development costs increased to approximately $1,600,000 in 1999, from approximately $800,000 in 1998, due to the Registrant's continued development of its technologies to enhance the performance of its Digital Jukebox, as well as leveraging its technology to apply it towards other products and applications. Management expects greater cost efficiencies as the installed base of Digital Jukeboxes increases.


     (d)  Liquidity and Capital Resources

     From March 21, 1997 through March 21, 2000, the Canadian Investors invested an aggregate of $28,330,579 (See Item 1(k) "Funding of the Registrant's Operations"). This has supplied the Registrant with sufficient capital resources necessary to conclude the financing of its start-up activities, and commence commercial operations. The Registrant estimates it will need to raise approximately $10,000,000 to $15,000,000 (US) during the next year to cover all its projected operating costs, fund Digital Jukebox lease agreements, expand its sales and marketing activities, as well as provide for the ability to expand its research and development activities. A portion of the funding will be obtained from bank financing facilities established by TouchTunes Digital, for financing the cost of manufacturing the Digital Jukebox, upon certain terms and conditions previously described. (See Item 1(k) "Funding of the Registrant's Operations"). There can be no assurances that the Registrant or its subsidiary, will be able to satisfy all terms and conditions specified by the bank for the full or any use of the bank funds.

The Registrant is exploring various financial alternatives for additional funding, including private equity placement transactions. There can be no assurances that the Registrant will be successful in obtaining additional funding.

     (e)  Other Events.

     On August 20, 1999, the Registrant increased its authorized shares to 15,000,000 shares of Series A Preferred Stock.


ITEM 7.   Financial Statements

    Attached is Appendix A containing the following information:

    Independent Auditor's Report
    Consolidated Balance Sheets as of December 31, 1999 and 1998
    Consolidated Statements of Operations for the years ended December 31, 1999, 1998, 1997.
    Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1999, 1998, 1997.
    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, 1997.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

     (a)  Directors and Officers.

     The executive officers and directors of the Registrant are listed below. The term of each director is for one year.

     Name                   Office                               Age

     Tony Mastronardi       Chief Executive Officer              39
                            President and Director
                            (Since December 1994)

     Guy Nathan             Senior Vice President,               56
                            Secretary,and Director
                            (Since December 1994)

     Tonino Lattanzi        Vice President and Director          48
                            (Since December 1994)

     Jacques Bourque        Assistant Secretary                  48
                            And Director
                            (Since March 1997)

     Pierre Pharand         Director                             57
                            (Since March 1997)

     Caroline Singleton     Director                             46
                            (Since February 1998)


     John Margold           Vice President, Sales                48
                            and Marketing

     Linda Komorsky         Vice President, Business             55
                            Affairs, Music Rights and
                            Licenses

   Tony Mastronardi has 11 years of diverse business experience holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the downloading jukebox project since conception, and currently has the responsibility of overseeing the management of the operations for the Registrant and TouchTunes Digital. Mr. Mastronardi possesses previous experience in new ventures having already participated in launching two other companies in the retail sector. Between 1985 and 1994, Mr. Mastronardi was employed as a Vice President and then President of Les Pavages Samacon Inc., a Montreal based family-owned construction company. Since April 1993, he has also been active in the Management of Viatel Communications Inc., a Montreal-based cellular phone distributor.

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

   Tonino Lattanzi resides in France. Mr. Lattanzi has launched two successful waste management companies in France and Italy. Mr. Lattanzi is not involved in the Registrant's or TouchTunes Digital's management or ongoing daily activities.

   Jacques Bourque is a lawyer and senior partner of the law firm of De Grandpre Chait, which has offices in Montreal, Canada. Mr. Bourque graduated from the law faculty of Universite de Montreal in 1973 and was admitted to the Bar of the Province of Quebec in 1975. He also holds a Masters in Business Administration from McGill University. Mr. Bourque has extensive experience in corporate and commercial law, specializing in mergers and acquisitions.

   Pierre Pharand is Vice President of Sofinov Societe Financiere d'Innovation Inc. ("Sofinov") since September 1996. Sofinov is a venture capital fund and a wholly-owned subsidiary of Caisse de Depot et Placement du Quebec, a major pension fund with over $100 billion Canadian of assets under management. He holds a Bachelor's degree in Industrial Relations from the Universite de Montreal received in 1972 and a Bachelor's degree in Business Administration from McGill University received in 1964. He is also a Chartered Administrator. Prior to joining Sofinov, Mr. Pharand was President of Acero Management International Inc., a consulting firm specializing in the corporate development of technology-related companies. He was also Chairman of the Board as well as President and Chief Executive Officer of Datagram Inc., a communications and technology company.

   Caroline Singleton is Vice President, Information Technology and Telecommunications for Societe Innovatech du Grand Montreal ("Innovatech"), a $ 350 million Canadian high-technology venture capital fund. Prior to joining Innovatech in 1997, Ms. Singleton was president of Tordion Consulting Inc., a company specializing in the management of high technology projects in Canada, the United States and the Far East. She obtained a Bachelor of Science in Mathematics (Honours) from McGill University in 1978 and during the course of her career has designed or managed state-of-the-art software systems in many different areas including astrophysics, electric power generation, telecommunications, banking and medical technology. She currently serves on the Board of Directors of a number of leading edge technology companies and professional organizations and is a former elected member of the Canadian Executive Board of DECUS (The Digital Computer Users Society), an international organization which at the time had 50,000 members world-wide.

   John Margold has over 20 years of experience in the coin-op industry and has relationships with many jukebox operators across the United States. Prior to joining the Registrant, Mr. Margold was a Senior Vice President of NSM America, one of the leading manufacturers of traditional CD jukeboxes, both in the United States and Europe, where he alone accounted for the sales of approximately 6,000 jukeboxes per year. Mr. Margold received a Bachelor of Arts degree in Communications from St. Laurence University in 1973.

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

     On March 11, 1997, the Registrant entered into an employment agreement with Tony Mastronardi, its President. The term of his employment is for five years and the salary for his first year of employment was fixed at $125,000 CDN, commencing January 1, 1997. Mr. Mastronardi entered a non-competition and confidentiality agreement with the Registrant for as long as he remains in its employ and for an additional year thereafter. The non-competition covenant will continue for as long as Mr. Mastronardi owns any shares, directly or indi-rectly, in the Registrant. On August 31, 1998, the Board of Directors increased Mr. Mastronardi's annual base salary to $150,000 CDN retroactively effective to January 1, 1998. In addition, Mr. Mastronardi was granted options to purchase an aggregate of 261,000 shares of the Registrant's Class A Common Stock at an exercise price of $2.78 (U.S.) per share. Options to purchase

51,000 shares will vest at the rate of 12,750 shares on September 1 of each of the four years commencing with the year 1999. Subject to certain contingencies, options to purchase an additional 210,000 shares will vest on December 31, 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

     On March 11, 1997, the Registrant also negotiated an employment agreement with Guy Nathan, its Senior Vice-President for Research and Development, and Secretary. The terms of the employment agreement with Mr. Nathan were identical to those of the employment agreement entered with Mr. Mastronardi. Mr. Nathan also executed a non-competition and confidentiality agreement in favor of the Registrant on terms identical to those of the non-competition and confidentiality agreement executed by Mr. Mastronardi. On August 31, 1998, the Board of Directors fixed Mr. Nathan's annual base salary at $150,000 CDN retroactively effective to January 1, 1998. In addition, Mr. Nathan was granted options to purchase an aggregate of 261,000 shares of the Registrant's Class A Common Stock at an exercise price of $2.78 (U.S.) per share. Options to purchase 51,000 shares will vest at the rate of 12,750 shares on September 1 of each of the four years commencing with the year 1999. Subject to certain contingencies, options to purchase 210,000 shares will vest on December 31, 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.


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

     On August 31, 1998, the Board of Directors also granted options to purchase an aggregate of 15,000 shares of the Company's Class A Common Stock (5,000 shares each) to the Registrant's three independent directors: Pierre

Pharand; Caroline Singleton and Jacques Bourque. The exercise price is $2.78 (U.S.) per share. These options will vest at the rate of 50% each on August 31, 1999 and August 31, 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities. Directors who are not employees of the Registrant receive an annual fee of $3,000 (U.S.) for attendance at 50% of the meetings and attendance fees of $500 (U.S.) for Board and committee meetings. Committee presidents receive $1,000 (U.S.) for attendance.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial stock ownership of the Registrant's executive officers and directors and each person known by the Registrant to own five percent or more of the outstanding shares of its Common Stock as of March 21, 2000.

     Name and Address            Amount and Nature
     of Beneficial Owner         of Beneficial           Percent of
                                 Ownership               Class
    ------------------------   -----------------------  -------------

     Tony Mastronardi            10,001,920 shares (1)   36.4%
     President, Director         393,090 shares (2)      1.4%
     4973, Felix McLernan        12,750 shares (3)       *
     Pierrefonds, QC H8Y 3L2

     Guy Nathan                  10,001,920 shares (1)   36.4%
     Senior Vice President       393,090 shares (2)      1.4%
     Secretary, Director         12,750 shares (4)       *
     50 Berlioz
     Nun's Island, Quebec
     H3E-1A3

     Tonino Lattanzi             328,038 shares          1.19%
     Vice President, Director    10,001,920 shares (1)   36.4%
     12, rue Dubois              393,090 shares (2)      1.4%
     92140                       14,666 shares (5)       *
     Clamart France

     Sofinov Societe Financiere  9,235,774 shares (6)    33.6%
     d'Innovation Inc.           2,500 shares (6)        *
     1981 McGill College Ave.
     Montreal, Quebec H3A 3C7

     Societe Innovatech du Grand 3,608,186 shares (7)    13.1%
     Montreal                    2,500 shares (7)        *
     2020 University
     Montreal Quebec H3A 2A5

     John Margold                35,750 shares (8)       *
     Vice President Sales and
     Marketing
     704 Patton Drive
     Buffalo Grove, IL 60089

     Linda Komorky               14,000 shares (9)       *
     Vice President Business
     Affairs Music Rights &
     Licensing
     1600 South Rexford Drive
     Los Angeles, CA 90035

     Jacques Bourque             20,717 shares           *
     Director                    2,500 shares (10)       *
     1000 rue De La Gauchetiere
     West
     Suite 2900
     Montreal, QC H3B 4W5


     All officers and            23,685,141 shares       85.9%
     Directors as a group        (11)
     (eight persons)

* under 1%
_____________________
(1) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, 94140 Alfortville France, the owner of 10,001,920 shares of the Registrant's Common Stock.

(2) Messrs. Mastronardi, Nathan and Lattanzi own 50%, 16.67% and 33.33% respectively, of the capital stock of Touchtunes Juke Box Inc., a Canadian corporation with offices at 3 Place du Commerce, Suite 400, Nuns Island (Quebec) H3E 1H7, the owner of 393,090 shares of the Registrant's common Stock.

(3) Represents 12, 750 shares subject to options held by Mr. Mastronardi that are exercisable within 60 days of March 21, 2000.

(4) Represents 12, 750 shares subject to options held by Mr. Nathan that are exercisable within 60 days of March 21, 2000.

(5) Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy the owner of 14,666 shares of the Registrant's Common Stock.

(6) Represents 9,235,774 shares subject to Series A Preferred Stock held by Sofinov Societe Finaciere d'Innovation Inc.("Sofinov") that is convertible share for share into Common Stock of the Registrant, at the option of the holder. Each share of Series A Preferred Stock has equal voting rights as each share of Common Stock. In addition, it represents 2,500 shares subject to options held by Sofinov that are exercisable within 60 days of March 21, 2000. Pierre Pharand is a Vice President of Sofinov and represents Sofinov on the Registrant's Board of Directors

(7) Represents 3,608,186 shares subject to Series A Preferred Stock held by Societe Innovatech du Grand Montreal that is convertible share for share into Common Stock of the Registrant, at the option of the holder. Each share of Series A Preferred Stock has equal voting rights as each share of Common Stock. In addition, it represents 2,500 shares subject to options held by Innovatech that are exercisable within 60 days of March 21, 2000. Caroline Singleton is a Vice President Information Technology and Telecommunications of Innovatech and represents Innovatech on the Registrant's Board of Directors.

(8) Represents 35,750 shares subject to options held by Mr. Margold that are exercisable within 60 days of March 21, 2000.

(9) Represents 14,000 shares subject to options held by Mrs. Komorsky that are exercisable within 60 days of March 21, 2000.

(10) Represents 2,500 shares subject to options held by Mr. Bourque that are exercisable within 60 days of March 21, 2000.

(11) Includes 82,750 shares subject to options that are exercisable within 60 days of March 21, 2000 and 12,843,960 shares subject to the conversion of Series A Preferred Stock.

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

     (b) Reference is made to the transactions described in Item 1 (k) above, between the Canadian Investors, the Registrant and the Registrant's wholly owned subsidiary, TouchTunes Digital, which information is incorporated herein by such reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their 12,843,960 Series A Preferred shares of the Registrant in to 12,843,960 shares of the Registrant's Common Stock, the Canadian Investors will own approximately 46.7% of the Common Stock of the Registrant

ITEM 13.  Exhibits and Reports on Form 8-K

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

10. (vi) Amended Agreement between S.G.R.M. Inc., Techno Expres, S.A. and Registrant, dated November 30, 1995, relative to the acquisition of patent rights in exchange for 10,000,000 shares of Common Stock.
                                       19

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

                                       20

10.(xvii) Jukebox License Office Certificate, dated March 11, 1997.
          Reference is made to Exhibit 10(xvii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

10.(xviii) Jukebox License Agreement with the American Society of Composers
          Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated March 11, 1997. Reference is made to Exhibit 10(xviii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

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

10.(xxii) Debenture dated August 5, 1998, registered in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10.(xxiii)Debenture dated August 5, 1998, registered  in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10.(xxiv) Debenture dated August 5, 1998, registered in the name of Societe
          Innovatech Du Grand Montreal in the principal amount of $300,000.

10.(xxv) Debenture dated August 5, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10.(xxii) Debenture dated November 2, 1998, registered in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10.(xxiii)Debenture dated November 2, 1998, registered  in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10.(xxiv) Debenture dated November 2, 1998, registered  in the name of Sofinov
          Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxv) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.
                                       21


10.(xxvi) Debenture dated November 2, 1998, registered in the name of Societe
          Innovatech Du Grand Montreal in the principal amount of $300,000.

10.(xxv) Debenture dated November 2, 1998, registered in the name of Societe Innovatech Du Grand Montreal in the principal amount of $300,000.

10.(xxviii)Debenture dated November 2, 1998, registered in the name of Societe
          Innovatech Du Grand Montreal in the principal amount of $300,000.

10.(xxix) Debenture dated November 2, 1998, registered in the name of Societe
          Innovatech Du Grand Montreal in the principal amount of $300,000.

10. (xxx) Debenture Put Right Agreement dated July 14, 1999.

10. (xxxi)Addendum Entered into in Montreal on July 14, 1999 to Amend the Put Right Agreements Entered into on February 11, 1998, March 22, 1999 and April 8, 1999.

16. Letter from prior auditor, Armstrong Gilmour Accountancy Corporation, relative to the information set forth in Item 4 of Registrant's Form 8-K/A for the month of February 1998, which Exhibit is incorporated herein by reference.

27.       Financial Data Schedule.

     b)   Reports on Form 8-K

     Registrant filed a Form 8-K dated November 25, 1999, reporting on Items 1and 5 during the last quarter of 1999.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOUCHTUNES MUSIC CORPORATION


Dated: March 30, 2000              Per: /s/Tony Mastronardi
                                   ---------------------------
                                     Tony Mastronardi
                                     President and Director


Dated: March 30, 2000              Per: /s/Guy Nathan
                                   ---------------------------
                                     Guy Nathan
                                     Secretary and Director










                                       22


                                  APPENDIX A

                         TOUCHTUNES MUSIC CORPORATION

                             FINANCIAL STATEMENTS


                                     INDEX




                                                                  Page

     Independent Auditor's Report......................           (i)

     Consolidated Balance Sheet as of December 31, 1999 and 1998  (ii)

     Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, 1997.....................           (iv)

     Consolidated Statements of Stockholders' Equity (Deficiency)
     For the years ended December 31, 1999, 1998, 1997.           (v)

     Consolidated Statements of Cash Flows for the year ended
     December 31, 1999, 1998, 1997.....................           (vi)


     Notes to Consolidated Financial Statements........           (viii)






























                                       23
















                    CONSOLIDATED
                    FINANCIAL STATEMENTS


                    TOUCHTUNES MUSIC CORPORATION


                    December 31, 1999




                        REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of TouchTunes Music Corporation


We have audited the accompanying consolidated balance sheets of TouchTunes Music Corporation (the "Company") as at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of operations and cash flows of the Company for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company requires further financing, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Montreal, Canada,                 /s/Earnst & Young, LLP
March 8, 2000.                    Chartered Accountants

(i)




TouchTunes Music Corporation


CONSOLIDATED BALANCE SHEETS


As at December 31
[In U.S. dollars]



                                                                     1999          1998
                                                                        $             $
-------------------------------------------------------------- ----------- -------------

ASSETS [note 1]
Current
Cash and cash equivalents                                         719,902     1,211,052
Trade accounts receivable                                         621,841        34,668
Other receivables                                                 291,262             _
Investment tax credits receivable [note 12]                        57,174             _
Prepaid expenses and deposits                                     644,997             _
Inventory                                                       1,736,314             _
Other current assets                                              305,930       114,701
Current portion of investment in sales-type leases [note 4]       617,760             _
-------------------------------------------------------------- ----------- -------------
Total current assets                                            4,995,180     1,360,421
-------------------------------------------------------------- ----------- -------------


Investment in sales-type leases [note 4]                        1,146,668             _
Property, plant and equipment, net [note 6]                     7,311,058     2,044,762
Intangibles [note 7]                                              829,443     1,107,475
Other assets                                                      228,976       149,496
-------------------------------------------------------------- ----------- -------------
                                                               14,511,325     4,662,154
-------------------------------------------------------------- ----------- -------------



(ii)



TouchTunes Music Corporation

CONSOLIDATED BALANCE SHEETS
[Cont'd]




                                                                1999           1998
                                                                   $              $
-------------------------------------------------------- ------------ --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities                   2,479,331        580,694
Other liabilities                                            101,678              _
Income taxes payable                                          25,457              _
Deficit in jointly controlled company [note 3]                     _         81,512
Current portion of capital lease obligations
to jointly controlled company                                      _        973,274
Due to jointly controlled company [note 3]                         _      9,147,802
Current portion of long-term debt [note 10]                1,641,423              _
Current portion of capital lease obligations [note 11]       252,589              _
-------------------------------------------------------- ------------ --------------
Total current liabilities                                  4,500,478     10,783,282
-------------------------------------------------------- ------------ --------------
Other liabilities [note 9]                                    73,256              _
Long-term debt [note 10]                                   2,451,098              _
Capital lease obligations [note 11]                          271,969              _
Capital lease obligations to jointly controlled company            _        827,395
Deferred tax liability [note 12]                             130,569              _
Advance from stockholder [note 8]                          2,000,000              _
-------------------------------------------------------- ------------ --------------
                                                           9,427,370     11,610,677
-------------------------------------------------------- ------------ --------------


Stockholders' equity (deficiency) [note 13]
Series A preferred stock, $.001 par value
 Authorized: 15,000,000 shares
 Issued & outstanding: 12,843,960 [1998: 100]                 12,844              1
Class A common stock, $.001 par value
 Authorized: 50,000,000 shares
 Issued & outstanding: 14,658,644 [1998: 14,658,644]          14,659         14,659
Additional paid-in capital                                26,801,118      3,483,382
Accumulated deficit                                      (21,744,666)   (10,446,565)
-------------------------------------------------------- ------------ --------------
Total stockholders' equity (deficiency)                    5,083,955     (6,948,523)
-------------------------------------------------------- ------------ --------------
                                                          14,511,325      4,662,154
-------------------------------------------------------- ------------ --------------


Contingencies [notes 1 and 20]
Subsequent events [note 21]
See accompanying notes.

Approved:


/s/Tony Mastronardi          /s/Guy Nathan
--------------------        --------------------
Director                     Director

(iii)




TouchTunes Music Corporation


CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31
[In U.S. dollars]


                                                   1999        1998         1997
                                                      $           $            $
-------------------------------------------- ----------- ----------- ------------

Revenues
Jukebox revenues                              3,969,165      71,620            _
Advertising revenues                             84,000           _            _
-------------------------------------------- ----------- ----------- ------------
                                              4,053,165      71,620            _
-------------------------------------------- ----------- ----------- ------------

Expenses [note 17]
Cost of jukebox revenues and
direct operating costs                        3,724,423     835,498            _
Research and development services             1,640,271     843,421      841,654
General and administrative                    3,370,011   1,624,067    1,059,072
Sales and marketing                           3,220,226   1,732,753      316,132
Financial expenses                            1,520,807     478,922       84,790
Depreciation and amortization                 1,668,971     580,017      423,083
Foreign exchange losses (gains)                 235,229    (161,353)           _
-------------------------------------------- ----------- ----------- ------------
                                             15,379,938   5,933,325    2,724,731
-------------------------------------------- ----------- ----------- ------------

Net loss before share of net loss (income)
 in jointly controlled company               11,326,773   5,861,705    2,724,731
Share of net loss (income) in jointly
 controlled company                             (28,672)    131,247      (49,151)
-------------------------------------------- ----------- ----------- ------------
Net loss and comprehensive loss [note 12]    11,298,101   5,992,952    2,675,580
-------------------------------------------- ----------- ----------- ------------

Per common share  [note 14]

Basic and diluted net loss per share                .77        0.41         0.19


See accompanying notes

(iv)



TouchTunes Music Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended December 31
[In U.S. dollars]

See accompanying notes

                                              Series A               Class A
                                          Preferred Stock         Common Stock

                                                                                     Additional   Accumulated
                                          Shares     Amount      Shares     Amount    paid-in       deficit          Total
                                                        $                     $      capital $         $               $
--------------------------------------- ----------- ------- -------------- -------- ----------- --------------- ---------------

Balances, December 31, 1996                      _       _     12,909,000   12,909   1,430,020      (1,778,033)       (335,104)

Issuance of preferred stock
March 15
   $1.50 per share                             100       1              _        _         149               _             150

Issuance of common stock [note 13]
April 21
   $0.529999 per share                           _       _        900,888      901     476,569               _         477,470
   $0.533330 per share                           _       _         75,000       75      39,925               _          40,000
   $2.000000 per share                           _       _        500,000      500     999,500               _       1,000,000
   $2.105395 per share                           _       _        199,819      200     420,498               _         420,698

October 7
   $1.50 per share                               _       _         56,820       57      85,173               _          85,230
   $1.50 per share                               _       _          5,337        5       8,000               _           8,005
   $2.00 per share                               _       _         11,780       12      23,548               _          23,560

Net loss 1997                                            _              _        _           _      (2,675,580)     (2,675,580)
--------------------------------------- ----------- ------- -------------- -------- ----------- --------------- ---------------
Balances, December 31, 1997                    100       1     14,658,644   14,659   3,483,382      (4,453,613)       (955,571)

Net loss 1998                                                                                       (5,992,952)     (5,992,952)
--------------------------------------- ----------- ------- -------------- -------- ----------- --------------- ---------------
Balances, December 31, 1998                    100       1     14,658,644   14,659   3,483,382     (10,446,565)     (6,948,523)
--------------------------------------- ----------- ------- -------------- -------- ----------- --------------- ---------------
Issuance of preferred stock [note 13]
December 30
 $1.87 per share                        10,843,860  10,844              _        _  20,319,736               _      20,330,579
December 31
 $1.50 per share                         2,000,000   2,000              _        _   2,998,000               _       3,000,000
Net loss 1999                                                                                      (11,298,101)    (11,298,101)
--------------------------------------- ----------- ------- -------------- -------- ----------- --------------- ---------------
Balances, December 31, 1999             12,843,960  12,844     14,658,644   14,659  26,801,118     (21,744,666)      5,083,955
--------------------------------------- ----------- ------- -------------- -------- ----------- --------------- ---------------


(v)




TouchTunes Music Corporation


CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31
[In U.S. dollars]


                                                      1999          1998          1997
                                                         $             $             $
---------------------------------------------- ------------ ------------- -------------

OPERATING ACTIVITIES
Net loss                                       (11,298,101)   (5,992,952)   (2,675,580)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Share of net loss (income) from jointly
  controlled company                               (28,672)      131,247       (49,151)
 Depreciation and amortization                   1,668,971       580,017       423,083
 Write-off of capital assets                        12,456             _             _
Changes in operating assets and liabilities:
 Accounts and other receivables                   (629,860)      (34,668)            _
 Other assets                                     (115,052)            _             _
 Prepaid expenses                                  (79,480)     (264,197)       21,306
 Accounts payable and accrued liabilities          899,239       537,816        26,763
 Investment in sales-type leases                (1,764,428)            _             _
---------------------------------------------- ------------ ------------- -------------
Cash used in operating activities              (11,334,927)   (5,042,737)   (2,253,579)
---------------------------------------------- ------------ ------------- -------------

INVESTING ACTIVITIES
Assumption of cash on acquisition [note 3]         543,995             _             _
Investment in jointly controlled company                 _             _          (584)
Purchases of jukeboxes for leasing                       _             _             _
Increase in costs of intangibles                  (287,397)     (134,554)     (251,409)
Purchase of other capital assets                  (496,942)     (275,835)            _
---------------------------------------------- ------------ ------------- -------------
Cash used in investing activities                 (240,344)     (410,389)     (251,993)
---------------------------------------------- ------------ ------------- -------------


(vi)



TouchTunes Music Corporation


CONSOLIDATED STATEMENTS OF CASH FLOWS [Cont'd]


Years ended December 31
[In U.S. dollars]



                                                           1999         1998         1997
                                                              $            $            $
---------------------------------------------------- ----------- ------------ ------------

FINANCING ACTIVITIES
Increase in amounts due to jointly- controlled
 company                                              8,982,421    6,663,405    2,484,397
Increase in other liabilities                           101,700            _            _
Increase (decrease) in advance from stockholder       2,000,000            _       (9,863)
Proceeds from issue of common stock                           _            _       31,565
Proceeds from issue of preferred stock                        _            _          150
---------------------------------------------------- ----------- ------------ ------------
Cash provided by financing activities                11,084,121    6,663,405    2,506,249
---------------------------------------------------- ----------- ------------ ------------

Net increase (decrease) in cash                        (491,150)   1,210,279          677
Cash, beginning of year                               1,211,052          773           96
---------------------------------------------------- ----------- ------------ ------------
Cash, end of year                                       719,902    1,211,052          773
---------------------------------------------------- ----------- ------------ ------------


Non-cash investing and financing activities

The following were exchanged for common stock:
 Due to jointly controlled company                   20,330,579            _            _
 Purchase of digital shares for preferred shares      3,000,000            _            _
 Advances from stockholders                                   _            _      898,168
 Non-competition agreement                                    _            _    1,000,000
 Accounts payable                                             _            _      125,235
---------------------------------------------------- ----------- ------------ ------------
                                                     23,330,579            _    2,023,403
---------------------------------------------------- ----------- ------------ ------------

The following were acquired under capital lease
 from the jointly controlled company:
 Inventory                                            1,736,161            _            _
 Jukeboxes for leasing                                3,263,242    1,800,669            _
---------------------------------------------------- ----------- ------------ ------------
                                                      4,999,403    1,800,669            _
---------------------------------------------------- ----------- ------------ ------------


See accompanying notes

(vii)




TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



1.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION


The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

The Company has incurred operating losses since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon its ability to obtain further financing, as well as achieving profitable operations and generating positive cash flow from operations.

Management is currently negotiating further financing which, if successfully completed, management believes will be sufficient to allow the Company to operate into the foreseeable future. The outcome of these negotiations cannot be predicted at this time.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox. The Company is presently commercializing its digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company is also developing its technology for other music-on-demand applications.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant intercompany balances and transactions since acquisition of control have been eliminated on consolidation.








 (viii)


TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Acquisition

On December 30, 1999, the Company acquired the remaining 50% interest of TouchTunes Digital held by others .note 3.. The purchase method of accounting has been followed. Intercompany operating transactions before the acquisition of control remain non-consolidated. Prior to December 30, 1999, the Company had joint control of TouchTunes Digital and accounted for its investment using the equity method, recording only the Company's share of net income or loss.
Note 3 to the financial statements summarizes the effect of the investment on the Statements of Operations.

Utilization of estimates

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

Inventory

Inventory consists of jukeboxes and related parts. The Company periodically evaluates the carrying value of its inventory and makes any adjustments necessary. Inventories are stated at the lower of cost or market, with cost determined using the average cost for the year.

Property, plant and equipment

Jukeboxes are acquired by the Company for leasing or sale to its customers. Jukeboxes acquired for leasing under operating leases are depreciated on a straight-line basis over an estimated economic life of five years, commencing with commercial operation of the jukeboxes.

Other fixed assets, including items financed through capital leases, are recorded at cost less applicable research and development tax credits, including, when applicable, salaries directly related to their construction.












TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Depreciation is provided on the following basis:

Furniture and equipment             20% declining balance
Vehicles                            20% declining balance
Computer equipment                  30% declining balance and straight-line
                                     over 5 years
Computer software                   30% declining balance
Computer operating system           Straight-line over 5 years
Digitized music library             Straight-line over 5 years
PC sound card rights                Straight-line over 5 years
Jukeboxes for promotion or testing  Straight-line over 5 years
Jukebox spare parts                 Straight-line over 5 years
Leasehold improvements              Term of lease

Foreign currency translation

The currency of measurement used in the preparation of these consolidated financial statements is the U.S. dollar. The wholly-owned subsidiary, TouchTunes Digital, uses the Canadian dollar as the currency of measurement.

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange prevailing at the balance sheet date and non-monetary items are translated at historic rates. Revenues and expenses are translated into U.S. dollars at rates of exchange in effect at the related transaction dates, except depreciation of assets, which is translated at the same historical exchange rates as the corresponding assets. Exchange gains and losses arising from the translation of foreign currency items are included in the determination of net earnings.

Advertising costs

The Company expenses the costs of advertising as incurred. Advertising expense for the year was $248,000 [1998: $251,000, 1997: $229,000].

Debt issue costs

Debt issue costs are expensed as incurred.












TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Intangibles

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP provides guidance that requires capitalization of certain costs incurred during an internal-use software development project. Costs that are considered to be related to research and development activities and costs of certain data conversion activities should be expensed as incurred. Similarly, training, maintenance and general and administrative or overhead costs should be expensed as incurred.

Costs related to the conceptual formation and design of internally developed software were expensed as research and development in prior years. In 1999, in accordance with the SOP, the Company has capitalized $12,523 of internal software development costs.

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution. In 1995, patents contributed by stockholders in exchange for shares of common stock were valued at the stockholders' cost, which was approximately $500,000.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 1999, legal costs of approximately $287,000 [1998: $135,000, 1997: $251,000] were capitalized.












TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Non-competition agreements

The Company has non-competition agreements with the provider of computer operating systems and several system programmers who assisted in the development of the systems. The agreements were effective January 1, 1997, and cover the succeeding five years. In 1999, the Company expensed the remaining net non-competition balance of $400,000 (included in depreciation and amortization) due to management's intended changes to the computer operating system. In prior years, the costs were amortized on a straight-line basis over the five-year life of the agreements.

Goodwill

Goodwill is amortized on a straight-line basis over periods not exceeding 5 years.

Intangibles are amortized as described above. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of intangible assets may warrant revision or that the remaining balance may not be recoverable. The Company uses an estimate of undiscounted future cash flows over their remaining useful lives to assess whether they are recoverable. If management's assessment of other facts and circumstances pertaining to the recoverability of intangible assets were to change from the current assessment, the Company would adjust the carrying values as appropriate and charge such costs to operations.

Revenue recognition

Effective November 1, 1999, the Company formally implemented changes to its business approach by offering to sell, as well as lease, its jukeboxes. As a result of these changes, all jukeboxes leased subsequent to November 1, 1999, are accounted for as sales-type leases. Leases entered into prior to November 1, 1999, continue to be accounted for as operating leases, in accordance with Statement of Financial Accounting Standards ("SFAS") 13.

Revenue from sales and sales-type lease contracts is recognized upon receipt of the unit by the customer. Rental revenue from operating leases is recognized over the term of the leases as it is earned.

The Company also generates advertising revenue, which is recognized in the period in which it is earned.








TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Warranty expense

The Company provides an extensive 5-year warranty on all the jukeboxes sold or leased. The warranty is provided for equally over the 5-year period, based on the estimated average warranty cost per jukebox. As at December 31, 1999, the Company has provided for approximately $126,800 in warranty costs [1998: nil].

Income taxes

The Company uses the liability method to account for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net loss per share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period.

Stock-Based Compensation

SFAS No 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

Business Segments

As at December 31, 1999, the Company is managed as one business segment and, as such, the Company has determined that it does not have separately reportable operating segments.

The Company maintains offices in both the U.S. and Canada. For the period ended December 31, 1999, all of the Company's revenue was earned in the U.S. and $3,800,000 of the Company's assets were held in Canada, with the balance held in the U.S.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]




TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



Reclassification

Certain balances have been reclassified to conform to the 1999 presentation.

Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As required, the Company plans to adopt this statement upon its applicable effective date in fiscal 2001. Management has not yet determined the impact of this new standard on the consolidated financial position or results of operations of the Company.

Comparative Figures

Certain figures in the 1998 financial statements have been reclassified to conform with the basis of presentation used in 1999.



3. INVESTMENT IN SUBSIDIARY

Convertible Debentures

During 1998 and 1999, Sofinov Societe Financiere d'Innovation Inc. ("Sofinov"), and Societe Innovatech du Grand Montreal, (the "Canadian Investors") subscribed for an aggregate principal amount of $20,330,579 of debentures ("Debentures") which were issued by TouchTunes Digital. The Company also entered into "Debenture Put Right Agreements" with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of the Debentures for the issuance by the Company of its Series A preferred stock, convertible at the option of the holder, share for share, into the Company's Common Stock.

On December 30, 1999, the Canadian Investors exercised their Debenture Put Right and converted all their outstanding Debentures into 10,843,860 Series A preferred shares of the Company.









TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



3.INVESTMENT IN SUBSIDIARY [Cont'd]

Exchangeable Shares and Voting Rights

Pursuant to an agreement with the Canadian Investors on December 31, 1999, the Company was required to issue Series A preferred stock in exchange for the Canadian Investors' Class B and Class C common shares, representing a 50% interest in TouchTunes Digital. As a result of this transaction, TouchTunes Digital became a wholly-owned subsidiary of the Company.

The allocation of the purchase price is as follows:

-------------------------------------------------------------
Preferred Shares issued                          $3,000,000
Less: Assets acquired            10,505,305
          Liabilities Assumed    (7,767,460)      2,737,845
-------------------------------------------------------------
Goodwill                                           $262,155
-------------------------------------------------------------


Sources of Revenues

TouchTunes Digital's revenues are derived from various services provided to the Company, as well as interest earned on its balance due from the Company. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes Digital earns interest at a rate of 15% on jukeboxes leased to the Company under a capital master lease agreement.

The Company is charged interest on the intercompany balance payable to TouchTunes Digital at a rate equal to the Canadian prime rate plus 1.5%. The adjusted rate as at December 31, 1999, was 8.00%.

All intercompany revenues and expenses subsequent to December 30, 1999, were eliminated on consolidation.

















TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



3.INVESTMENT IN SUBSIDIARY [Cont'd]

Analysis of Investment


For the years ended December 31, 1999, 1998 and 1997, the results of TouchTunes Digital's operations were as follows (in U.S. dollars):

                                       1999         1998         1997
                                          $            $            $
----------------------------------------------------------------------
                                                    [from February 7]

Services fees                     3,476,820    2,073,418    1,619,556
Interest income                   1,611,386      441,523            _
Foreign exchange gain (loss)        118,828     (113,880)           _
----------------------------------------------------------------------
Total Revenue                     5,207,034    2,401,061    1,619,556
Expenses (net of Research
 and Development  tax credits)    5,082,386    2,708,425    1,373,515
----------------------------------------------------------------------
Income (loss) from operations       124,648     (307,364)     246,041
Income tax recovery (provision
 for income taxes)                  (67,304)      44,870     (101,127)
----------------------------------------------------------------------
Net Income (loss)                    57,344     (262,494)     144,914
----------------------------------------------------------------------



The following unaudited pro forma information gives effect to the acquisition as if it had occurred at January 1, 1998. The pro forma information does not necessarily reflect the results of operations of the Company that would have been achieved if the acquisition had been consummated at that time.

                                1999             1998
                                   $                $
-------------------------------------------------------

Revenue                    4,092,580          468,534
Net Loss                  11,378,395        5,914,136
Loss per Share                  0.78             0.40
-------------------------------------------------------










TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



4. INVESTMENT IN SALES-TYPE LEASES


Total minimum lease payments to be received under the sales-type leases are as follows:


                                                           $
---------------------------------------------------------------

2000                                                   617,794
2001                                                   617,794
2002                                                   617,794
2003                                                   617,794
2004                                                   564,331
---------------------------------------------------------------

                                                     3,035,507
Less:  Unearned interest income 25%                 (1,271,079)
Less:  Current portion                                (617,760)
---------------------------------------------------------------

                                                     1,146,668
---------------------------------------------------------------




5. JUKEBOXES UNDER OPERATING LEASES

The following is a schedule of minimum future receipts under operating leases:

                                                  $
-------------------------------------------------------

2000                                         3,419,364
2001                                         3,419,364
2002                                         3,419,364
2003                                         3,389,004
2004                                         1,793,310
-------------------------------------------------------
                                            15,440,406
-------------------------------------------------------












TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



6. PROPERTY, PLANT AND EQUIPMENT

                                                  Accumulated
                                          Cost   Depreciation         Net
                                               $            $           $
--------------------------------------------------------------------------

1999
Jukeboxes for leasing                  5,042,349      718,913   4,323,436
Computer equipment                     1,099,091      392,793     706,298
Computer software                        503,974      163,960     340,014
Leasehold improvements                    55,873        9,054      46,819
Jukebox test units                        64,334       12,127      52,207
Digitized music library                  423,457       64,808     358,649
PC sound card rights                     270,605       76,125     194,480
Furniture and equipment                  272,513       77,108     195,405
Jukeboxes for promotion                   80,387       24,116      56,271
Computer operating system                360,000      354,000       6,000
Jukebox spare parts                      494,705       95,506     399,199
Computer equipment under capital lease   797,228      239,168     558,060
Vehicles                                  82,467        8,247      74,220
--------------------------------------------------------------------------
                                       9,546,983    2,235,925   7,311,058
--------------------------------------------------------------------------


1998
Jukeboxes for leasing                  1,800,669       89,050   1,711,619
Computer equipment                        47,890       23,393      24,497
Furniture and equipment                   38,852        3,885      34,967
Jukeboxes for promotion                   80,387        8,039      72,348
Computer software                          5,417          812       4,605
Computer operating system                360,000      282,000      78,000
Jukebox spare parts                      131,919       13,193     118,726
--------------------------------------------------------------------------
                                       2,465,134      420,372   2,044,762
--------------------------------------------------------------------------















TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



7. INTANGIBLES

                                        Accumulated
                               Cost     Depreciation        Net
                                     $           $            $
----------------------------------------------------------------

1999
Patents                      1,281,620     714,332      567,288
Non-competition agreements   1,000,000   1,000,000            _
Goodwill [note 3]              262,155           _      262,155
----------------------------------------------------------------
                             2,543,775   1,714,332      829,443
----------------------------------------------------------------


1998
Patents                        994,222     486,747      507,475
Non-competition agreements   1,000,000     400,000      600,000
----------------------------------------------------------------
                             1,994,222     886,747    1,107,475
----------------------------------------------------------------



8. ADVANCE FROM STOCKHOLDER

The advance from a principal stockholder is due on demand and is non-interest bearing. [see note 21]. The principal stockholder intends to convert this advance into preferred stock of the Company on terms to be mutually agreed.


9. OTHER LIABILITIES

Other liabilities consist of financing totalling $73,256 (CDN$105,782) obtained by the Company in connection with the purchase of computer software. The financing bears interest at 9.6% and is payable in equal monthly installments of $4,625 expiring in June 2001. The current portion of this financing is $46,266 and the long-term portion is $26,990.














TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



10.LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                           Maturity       1999        1998
-----------------------------------------------------------------------------

Small Business Loan ("SBL") (CDN$166,667)(ii) 2001      115,421           _
Term Loan ("TL")(CDN$333,333) (iii)           2001      230,840           _
CED Term Loan (CDN$500,000)(iv)               2004      346,260           _
Jukebox Term Loan  (v)                        2002    3,400,000           _
-----------------------------------------------------------------------------
                                                      4,092,521           _
-----------------------------------------------------------------------------
Less: Current portion                                 1,641,423           _
-----------------------------------------------------------------------------
                                                      2,451,098           _
-----------------------------------------------------------------------------


Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of the loans are as follows:

i. The SBL, TL and CED Loan are collateralized by a guarantee in the amount of $1,211,911, in favour of the bank, collateralized by a first charge on movable property, both corporeal and non-corporeal.

ii. Funds received under the Small Business Loans Program sponsored by the Government of Canada were to be used to finance up to 90% of the costs of acquisition and installation of new equipment and site improvements. The SBL bears interest at the Canadian prime rate of the bank plus 3.00%, representing a rate of 9.50% as at December 31, 1999, and is payable in monthly principal installments of $5,771, expiring in August, 2001. This loan is collateralized by a Certificate of Guarantee issued by the Government of Canada, and by a first charge in the amount of $173,130 on all of the equipment.

iii.The TL is to be used to finance up to 50% of the costs of acquisition and installation of new equipment and site improvements. This loan bears interest at the Canadian prime rate of the bank plus 3.75%, representing a rate of 10.25% as at December 31, 1999, and is payable in monthly principal installments of $11,542, expiring in August 2001. The loan is collateralized by a charge in the amount of $346,260 on all the Company's equipment, tools and office furniture.







TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



10.LONG-TERM DEBT [Cont'd]

iv. The CED facility is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development and is to be used to finance up to 75% of the Company's research, development and marketing costs for 1998 and 1999. The loan bears interest at the Canadian prime rate of the bank plus 3.50%, representing a rate of 10% as at December 31, 1999. Principal repayment will be in thirty-six monthly payments of $9,618 commencing February 2001. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $346,260 on all moveable property.

v. On April 19, 1999, the Company successfully negotiated a term loan facility aggregating $10,400,000 with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. As at December 31, 1999, an aggregate of $3,400,000 has been disbursed by the bank in 5 tranches. The facility bears interest at the U.S. prime rate of the bank plus 2.55% representing a rate of 11.55% as at December 31, 1999. Additional compensation must be paid to the bank each year equal to .5% of the Company's annual gross revenues.

    The loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering
    67% of the net loss risk; and a charge on movable property in the amount of $10,400,000. Principal payments commence six months from the date of disbursement and are payable in twenty-four monthly installments of $79,667 beginning February 2000, $35,500 beginning March 2000, $16,833 beginning
    May 2000 and $9,667 beginning June 2000. The remaining $7,000,000 will be disbursed in 2000 subject to conditions for additional capital investment being met. [see note 21].

The principal payments of long-term debt are as follows:

                                                     $
--------------------------------------------------------

2000                                          1,641,423
2001                                          1,944,306
2002                                            381,753
2003                                            115,420
2004                                              9,619
--------------------------------------------------------
                                              4,092,521
--------------------------------------------------------








TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



11.CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under the capital leases are as follows:

                                                                         $
---------------------------------------------------------------------------

2000                                                               280,391
2001                                                               167,451
2002                                                                94,936
2003                                                                27,778
---------------------------------------------------------------------------
                                                                   570,556
Less: Interest portion at rates varying between 6.6% and 7.5%      (45,998)
Less: Current portion                                             (252,589)
---------------------------------------------------------------------------
                                                                   271,969
---------------------------------------------------------------------------

































TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



12.INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had continuous losses and there is no assurance that there will be future taxable income which might offset the current loss carryforwards.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              1999                 1998
                                    Non - U.S.       U.S.          U.S.
                                        $             $             $
---------------------------------------------------------------------------

Deferred tax assets
Net operating loss carryforwards      128,550      5,650,764     1,241,843
Capitalized start-up costs                  -      1,644,135     2,099,028
Accruals and reserves                       -        183,288             -
Excess of tax basis of financing       56,535              -             -
fees over accounting value
Capital loss carryforwards             10,769              -             -
Intercompany interest                       -              -       170,711
Excess of tax basis of                      -              -        46,194
property, plant and equipment over
accounting value
---------------------------------------------------------------------------
Total deferred tax assets             195,854      7,478,187     3,557,776
---------------------------------------------------------------------------

Deferred tax liabilities
Excess of accounting value of         257,100        119,600             -
property, plant and equipment over
tax basis
Foreign exchange                       34,998              -        54,860
Other                                  34,325              -             -
---------------------------------------------------------------------------
Total deferred tax liabilities        326,423        119,600        54,860
---------------------------------------------------------------------------

Net deferred tax assets
(liabilities)
Deferred tax assets                   195,854      7,478,187     3,557,776
Deferred tax liabilities              326,423        119,600        54,860
---------------------------------------------------------------------------
                                     (130,569)     7,358,587     3,502,916
Valuation allowance                         -     (7,358,587)   (3,502,916)
---------------------------------------------------------------------------
Net deferred tax assets
(liabilities)                        (130,569)             -             -
---------------------------------------------------------------------------

Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,855,671 [1998: $1,970,950] for the year.




TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



12.INCOME TAXES [Cont'd]

The Company has net operating loss carryforwards of approximately $16,619,000 for U.S. federal income tax purposes. In 1999, the Company issued shares which resulted in an ownership change for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating losses which were incurred prior to and including the date of the ownership change will be restricted in terms of their deductibility for subsequent taxation years. The net operating losses expire as follows:


                                                     $
--------------------------------------------------------

2006                                              1,000
2009                                             28,000
2010                                            290,000
2011                                            246,000
2012                                            842,000
2018                                          2,328,000
2019                                         12,884,000
--------------------------------------------------------
                                             16,619,000
--------------------------------------------------------


The Company has loss carryforwards of approximately $442,000 (CDN$657,000) for Canadian federal income tax purposes, all of which expire in 2005. The future tax benefit pertaining to these losses has been recognized for accounting purposes as a deferred tax asset.

Also, the Company has capital loss carryforwards of approximately $37,500 (CDN$56,000), without expiry, for Canadian federal and provincial income tax purposes. The future tax benefit pertaining to these losses has been recognized for accounting purposes as a deferred tax asset.

Investment Tax Credits

Investment tax credits recoverable represent non-refundable Quebec investment tax credits earned on labor costs attributed to research and development activities.











TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



13.CAPITAL STOCK

Authorized

50,000,000 Class A common shares, $.001 par value, authorized. Each common share has the right to one vote per share.

15,000,000 Series A preferred shares, $.001 par value, authorized. Each share of Series A preferred stock can be converted into one share of Class A common stock at the option of the holder. Each Series A preferred share has the right to one vote per share.


Issued
                                                    1999      1998
                                                     $             $
----------------------------------------------------------------------

14,658,644   Class A common stock [1998:          14,659       14,659
             14,658,644]
12,843,960   Series A preferred stock             12,844            1
             [1998: 100]
----------------------------------------------------------------------
                                                  27,503       14,660
----------------------------------------------------------------------

The holders of the Class A common stock and Series A preferred stock are entitled to receive any dividends or distributions declared by the Company, on an equal basis, without any distinction as to class.

Capital transactions from 1997 through 1999 are as follows:

Common Stock

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






TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



13.CAPITAL STOCK [Cont'd]

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

Preferred Stock

On August 20, 1999, the Board of Directors authorized the amendment to the Company's Amended and Restricted Articles of Incorporation increasing the authorized Series A preferred stock to 15,000,000 shares from 10,000,000 in 1998.


On December 30, 1999, the Company issued 10,843,860 Series A Preferred Shares pursuant to Debenture Put Right Agreements with the Canadian Investors [see notes 2 & 3].

On December 31, 1999, the Company issued 2,000,000 Series A Preferred Shares pursuant to a share exchange agreement with the Canadian Investors [see notes 2 & 3] .

Stock Options

On August 31, 1998, the Board of Directors authorized a Stock Option Plan (the "Plan"), which provides for the grant to employees, including officers and directors, of incentive stock options. As of December 31, 1999, options to purchase an aggregate of 878,918 shares of Class A common stock were outstanding under the Plan, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. As at December 31, 1999, an aggregate of 621,082 shares of Class A common stock were reserved for future issuance under the Plan. The exercise price of these options range from $2.78 per share to $5.98 per share [see note 15].







TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



14.BASIC AND PRO FORMA LOSS PER SHARE

Pro forma net loss per share has been computed as described below and gives effect to the conversion of preferred shares not included above using the as-if-converted method.

The calculation of basic, diluted and pro forma net loss per share is as follows:


                                     1999           1998         1997
                                       $              $            $
----------------------------------------------------------------------
Loss to common shareholder     11,298,101      5,992,952    2,675,580
----------------------------------------------------------------------
Weighted average shares        14,658,644     14,658,644    2,675,580
 outstanding  used to
 compute basic and diluted
 net loss per share
Basic and diluted net loss            .77            .41          .19
per share
Pro forma net loss             11,298,101              _            _
Weighted average number of     14,658,644              _            _
 shares of common stock used
 in computing basic and
 diluted net loss per share
 [from above]
Adjustments to reflect the         35,189              _            _
 effect of the assumed
 conversion of preferred
 stock from the date of
 issuance
Weighted average shares        14,693,833              _            _
 outstanding used in
 computing pro forma basic
 net loss per share
Pro forma basic and diluted           .77              _            _
 net loss per share
----------------------------------------------------------------------


The options to purchase Class A common stock were not included in the computation of the diluted loss per share because the effect would be antidilutive.








TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



15. STOCK-BASED COMPENSATION PLANS

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:

                               1999                1998
                                  $                   $
--------------------------------------------------------
Net loss attributable    11,298,101           5,992,952
 to common
 stockholders
Pro Forma loss           11,606,793           6,060,938
Basic loss per share            .77                 .41
Pro Forma loss per              .79                 .41
share
--------------------------------------------------------


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

During 1999 the stockholders of the Company approved the adoption of the Plan which authorizes the granting of stock options (either non-qualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 878,918 shares of the Company's common stock to be acquired by the holders of the stock options.

Under the Plan, non_qualified stock options have been granted to directors and employees for terms of up to four years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 1999, options to purchase 149,735 shares of common stock were exercisable with respect to the Plan. Option activity during 1999 and 1998 is summarized as follows:














TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



15. STOCK-BASED COMPENSATION PLANS [Cont'd]


                                         Shares    Weighted
                                                    Average
                                                   Exercise
                                                      Price

                                                          $
------------------------------------------------------------
1999


Outstanding, beginning of year        1,108,478        2.84

Granted                                       _           _

Exercised                                     _           _

Expired                                       _           _

Canceled/ surrendered                 (235,060)        2.78
------------------------------------------------------------
Outstanding, end of year                878,918        2.85
------------------------------------------------------------
Exercisable, end of year                149,735        2.85
------------------------------------------------------------
Weighted average fair value of                         1.83
options granted

1998

Outstanding, beginning of year                _           _

Granted                               1,110,630        2.84

Exercised                                     _           _

Expired                                       _           _

Canceled/surrendered                    (2,152)        2.78
------------------------------------------------------------
Outstanding, end of year              1,108,478        2.84
------------------------------------------------------------
Exercisable, end of year                 16,435        2.78
------------------------------------------------------------
Weighted average fair value of                         1.83
options granted





TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



15. STOCK-BASED COMPENSATION PLANS [Cont'd]


The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

---------------------------------------------------------
                                    1999            1998
                                       %               %
---------------------------------------------------------
Expected life (years)               5.00            5.00
Risk-free interest rate             8.25            8.25
Volatility                         1.012           1.012
Dividend yield                      0.00            0.00
---------------------------------------------------------


The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                      Options outstanding          Options exercisable
---------------------------------------------------------------------------
   Range of     Number      Weighted    Weighted    Number     Weighted
   exercise    outstan-      average     average   exercisable  average
    prices       ding      remaining    exercise               exercise
                          contractual    price                  price
                              life
---------------------------------------------------------------------------
  2.78 - 5.98  878,918    .58 years      2.85       149,735     2.85

---------------------------------------------------------------------------




16.  GOVERNMENT GRANT AND TAX CREDITS

Government grants on salaries of $148,068 [1998: $175,250, 1997: nil] are recorded as a reduction of the cost of salaries and are recognized as the Company fulfills hiring requirements. Research and Development tax credits earned have been presented as a reduction of the related expenses or capital cost.











TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



17.  RELATED PARTY TRANSACTIONS

The following related party transactions are not disclosed elsewhere in the financial statements and were concluded between the Company and its subsidiary:

Expenses

In 1999, TouchTunes Digital charged the Company $3,480,538 [1998: $2,053,787, 1997: $1,365,937] for research and development, as well as various managerial and ongoing technical support services. The total profit on these services, which is included in the total fees amounts to $124,731 [1998: $75,425, 1997:
$80,493]. TouchTunes Digital charged the Company $1,017,842 [1998: $320,882, 1997: $84,790] in interest on amounts owing during 1999, as well as $554,129 [1998: $44,609, 1997: nil] in interest relating to the capital master lease agreement. The transactions described above are measured at the exchange amount, being the consideration established and agreed to by the Company and TouchTunes Digital.


18.  RELATED PARTY TRANSACTIONS

Contract for operating lease

The Company occupies office facilities under an operating lease that expires in 2008. Future minimum rentals are as follows.

                                                     $
--------------------------------------------------------

2000                                            248,207
2001                                            250,207
2002                                            252,207
2003                                            173,970
2004                                            166,323
Thereafter                                      526,689
--------------------------------------------------------
                                              1,617,603
--------------------------------------------------------


Agreement with principal supplier

The Company has provided an inventory security deposit in the amount of CDN$750,000 to the supplier for the value of the parts and materials that the supplier must procure to support the purchase orders issued for 2000 delivery.








TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



19.FINANCIAL INSTRUMENTS

Fair value of financial instruments

For the Company's short-term financial instruments, including cash and term deposits and accounts payable and accrued liabilities, the carrying amounts approximate the fair value due to their short maturities. The carrying value of the investment in sales-type leases, capital leases payable and the long-term debt approximates their fair value.

Credit Risk

The Company sells and leases its products directly to jukebox operators who place the jukeboxes in various locations throughout the United States. Credit is extended based on an evaluation of each operator's financial condition and generally, collateral is not required. Estimated credit losses and returns have been provided for in the consolidated financial statements and have generally been within management's expectations. As at December 31, 1999, the Company has an allowance for doubtful accounts of $100,000. No allowance existed as at December 31, 1998.

Currency Risk

As at December 31, 1999, $1,312,000 of the Company's consolidated net liabilities were denominated in Canadian dollars. The equivalent Canadian dollar balance as at December 31, 1999 amounted to $1,895,000.



20.  CONTINGENT LIABILITIES

During 1999, the Company received a letter claiming certain prior rights to the Company's trade name. Based on information presently available, management does not expect any material adverse result and believes the claim is without merit. Included in accounts payable and accrued liabilities is management's best estimate of the legal costs to defend this claim.















TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999
[In U.S. dollars]



21.SUBSEQUENT EVENTS


Loan Facilities

In February and March 2000, the Company received an additional $2,544,000 in jukebox financing from its bank, bringing the aggregate jukebox financing proceeds received by the Company to $5,944,000.


Additional Advances

In January and February 2000, Sofinov advanced additional amounts aggregating $2,000,000 to the Company. The advances are payable on demand. The principal stockholder intends to convert this advance into preferred stock of the Company on terms to be mutually agreed.