Form 10KSB/A
period 1999-12-31
TOUCHTUNES MUSIC CORP
filed 2000-04-05
CIK 894568

U.S. Securities and Exchange Commission

                               Washington, D.C. 20549

                                    FORM 10-KSB/A

                                    Amendment No.1

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

The aggregate market value for the voting and non-voting common equity held by non-affiliates on March 21, 2000 was approximately $8,775,479

The total number of shares of Class A Common Stock outstanding on March 21, 2000 was 14,658,644.







ITEM 7.        Financial Statements


     Independent Auditor's Report - Amended to correct a typographical error in the spelling of the auditor's name on the signature line.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

               TOUCHTUNES MUSIC CORPORATION


Date:  April 3, 2000               Per: /s/Tony Mastronardi
                                --------------------------------
                                Tony Mastronardi
                                 President and Director


Dated:  April 3, 2000              Per: /s/Guy Nathan
                                --------------------------------
                                Guy Nathan
                                Secretary and Director





                                       1

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



Montreal, Canada,                 /s/Ernst & Young, LLP
March 8, 2000.                    Chartered Accountants

(i)