Form 10QSB
period 2000-03-31
TOUCHTUNES MUSIC CORP
filed 2000-05-15
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

     Commission File No.: 333-7006


                  TOUCHTUNES MUSIC CORPORATION
     -------------------------------------------------------
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


The total number of shares of Class A Common Stock outstanding on March 31, 2000 was 14,658,644.















                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended March 31, 2000, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                              TOUCHTUNES MUSIC CORPORATION

                                     March 31, 2000


                                          Index

                                              Page

     Balance Sheets..............................2
     Statements of Operations....................4
     Statements of Cash Flows....................5
     Notes to Financial Statements...............6


























TouchTunes Music Corporation


                          CONSOLIDATED BALANCE SHEETS



[In U.S. dollars]

                                   March 31, 2000    December 31, 1999
                                                                     $

                                      (unaudited)              (Note*)
                                     -------------      ---------------
   ASSETS
   Current
   Cash and cash equivalents              644,816              719,902
   Trade accounts receivable            1,108,910              621,841
   Other receivables                       55,028              291,262
   Investment tax credits receivable       56,788               57,174
   Prepaid expenses and deposits          716,489              644,997
   Inventory                            1,846,684            1,736,314
   Other current assets                   160,264              305,930
   Current portion of investment in       469,638              617,760
   sales-type leases
                                     -------------      ---------------
   Total current assets                 5,058,617            4,995,180
                                     -------------      ---------------


   Investment in sales-type leases      3,465,393            1,146,668
   Property, plant and equipment, net   7,211,358            7,311,058
   Intangibles                            755,632              829,443
   Other assets                           202,244              228,976
                                     -------------      ---------------
                                       16,693,244           14,511,325
                                     -------------      ---------------


See accompanying notes.



* Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.












  TouchTunes Music Corporation


                           CONSOLIDATED BALANCE SHEETS
                                   [Cont'd]


                                                      March 31,  December 31,
                                                           2000          1999
                                                                            $
                                                    ------------  ------------
                                                    (unaudited)       (Note*)
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable and accrued liabilities           2,303,036     2,479,331
   Other liabilities                                     44,707       101,678
   Income taxes payable                                  25,285        25,457
   Current portion of long-term debt                  3,178,356     1,641,423
   Current portion of capital lease obligations         249,946       252,589
                                                    ------------  ------------
   Total current liabilities                          5,801,330     4,500,478
                                                    ------------  ------------
   Other liabilities                                     60,625        73,256
   Long-term debt (note 3)                            3,207,075     2,451,098
   Capital lease obligations                            208,237       271,969
   Deferred tax liability                               130,569       130,569
   Advance from stockholder (note 4)                  5,000,000     2,000,000
                                                    ------------  ------------
                                                     14,407,836     9,427,370
                                                    ------------  ------------


   Stockholders' equity
   Series A preferred stock, $.001 par value
    Authorized: 15,000,000 shares
    Issued & outstanding: 12,843,960 [1999:
   12,843,960]                                           12,844        12,844
   Class A common stock, $.001 par value
    Authorized: 50,000,000 shares
    Issued & outstanding: 14,658,644 [1999:
   14,658,644]                                           14,659        14,659
   Additional paid-in capital                        26,801,118    26,801,118
   Accumulated deficit                              (24,543,213)  (21,744,666)
                                                    ------------  ------------
   Total stockholders' equity                         2,285,408     5,083,955
                                                    ------------  ------------
                                                     16,693,244    14,511,325
                                                    ------------  ------------

  Contingent Liabilities (note 6).
  Subsequent Events (note 7).

  See accompanying notes.


  * Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  TouchTunes Music Corporation


                      CONSOLIDATED STATEMENTS OF OPERATIONS


  Three months ended March 31
  [In U.S. dollars]


                                                          2000         1999
                                                             $            $
                                                 -------------- ------------
                                                   (unaudited)  (unaudited)
       Revenues
       Jukebox revenues                              3,608,487      207,890
       Advertising revenues                             56,000            -
                                                 -------------- ------------
                                                     3,664,487      207,890
                                                 -------------- ------------

       Expenses
       Cost of jukebox revenues and direct
       operating costs                               2,546,152      289,796
       Research and development services               518,384      256,470
       General and administrative                    1,377,979      851,431
       Sales and marketing                           1,275,950      584,948
       Financial expenses                              231,558      242,588
       Depreciation and amortization                   536,413      223,521
       Foreign exchange (gain) losses                 (23,402)       62,760
                                                 -------------- ------------
                                                     6,463,034    2,511,514
                                                 -------------- ------------

       Net loss before share of net loss in
       jointly controlled company                    2,798,547    2,303,624
       Share of net earnings in jointly                      -        9,389
       controlled company
                                                 -------------- ------------
       Net loss and comprehensive loss               2,798,547    2,294,235
                                                 -------------- ------------
       Per Common share (note 5)
       Basic and diluted net loss per share                .19          .16




  See accompanying notes.











TouchTunes Music Corporation


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31
[In U.S. dollars]

                                                         2000         1999
                                                            $            $
                                                 ------------- ------------
                                                  (unaudited)  (unaudited)
   OPERATING ACTIVITIES
   Net loss                                        (2,798,547)  (2,294,235)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Share of net income from jointly
        controlled company                                  -      (9,389)
        Depreciation and amortization                 536,413      223,521
   Changes in operating assets and liabilities:
        Accounts and other receivables               (250,449)     (73,060)
        Inventory                                    (110,370)           -
        Prepaid expenses                              (71,492)     (71,977)
        Accounts payable and accrued                                67,837
   liabilities                                       (176,467)
        Decrease of other current assets              145,666            -
                                                 ------------- ------------
   Cash used in operating activities               (2,725,246)  (2,157,303)
                                                 ------------- ------------


   INVESTING ACTIVITIES
   Investment in sales-type leases                 (2,170,603)           -
   Increase in costs of intangibles                    (3,543)    (124,516)
   Purchase of other capital assets                  (359,359)    (105,020)
   Decrease in other assets                            26,733            -
                                                 ------------- ------------
   Cash used in investing activities               (2,506,772)    (229,536)
                                                 ------------- ------------


   FINANCING ACTIVITIES
   Increase in amounts due to jointly-
   controlled company                                       -    1,102,671
   Increase in bank overdraft                               -       73,116
   Decrease in other liabilities                      (69,602)           -
   Increase in advance from stockholder             3,000,000            -
   Decrease in capital lease obligations              (66,375)           -
   Increase in long-term debt                       2,292,909            -
                                                 ------------- ------------
   Cash provided by financing activities            5,156,932    1,175,787
                                                 ------------- ------------

   Net decrease in cash                               (75,086)  (1,211,052)
   Cash, beginning of year                            719,902    1,211,052
                                                 ------------- ------------
   Cash, end of year                                  644,816            -
                                                 ------------- ------------

See accompanying notes.


TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 31, 2000
[In U.S. dollars]


1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox. The Company is presently commercializing its digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. Revenues are derived from selling and leasing the digital jukebox units, as well as providing music services and advertising through its digital jukebox network. The Company is also developing its technology for other music-on-demand applications.

2.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

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

The consolidated financial statements at March 31, 2000 and for the three months ended March 31, 1999 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the fiscal year ending December 31, 2000 or any other future periods.


TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 31, 2000
[In U.S. dollars]


2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION
   [Cont'd]

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant intercompany balances and transactions since acquisition of control have been eliminated on consolidation.

On December 30, 1999, the Company acquired the remaining 50% interest of TouchTunes Digital held by others. The purchase method of accounting has been followed. Intercompany operating transactions before the acquisition of control remain non-consolidated. Prior to December 30, 1999, the Company had joint control of TouchTunes Digital and accounted for its investment using the equity method, recording only the Company's share of net income or loss.

3. LONG TERM DEBT

During the quarter ended March 31, 2000, the Company, through its subsidiary, utilized $2,544,000 from its bank term loan facility to pay for jukeboxes manufactured and delivered to jukebox operators. The total proceeds received under its jukebox loan facility aggregate to $5,944,000 as at March 31, 2000. The remaining funds available from its jukebox loan facility was $4,456,000 as at March 31, 2000 (see note 7).

4. ADVANCE FROM STOCKHOLDER

During the quarter, one of the Company's stockholders, Sofinov Societe Financiere d'Innovation advanced additional amounts aggregating $3,000,000 to the company.

5. BASIC LOSS PER SHARE

The calculation of basic and diluted net loss per share for the three month periods end March 31, is as follows:


                                                 2000          1999
                                                   $             $
                                        --------------  ------------
    Loss to common shareholder              2,798,547     2,294,235
                                        --------------  ------------
    Weighted average shares                14,658,644    14,658,644
     outstanding  used to compute
     basic and diluted net loss per
     share
                                        --------------  ------------
    Basic and diluted net loss per              .19           .16
    share
                                        --------------  ------------


The options to purchase Class A common stock and Series A preferred stock were not included in the computation of the diluted loss per share because the effect would be antidilutive.
TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 31, 2000
[In U.S. dollars]


6.  CONTINGENT LIABILITIES

During 1999, the Company received a letter claiming certain prior rights to the Company's trade name. Based on information presently available, management does not expect any material adverse result and believes the claim is without merit. Included in accounts payable and accrued liabilities is management's best estimate of the legal costs to defend this claim.

7.  SUBSEQUENT EVENTS

Change to Authorized Stockholders' Capital

On April 19, 2000, the Board of Directors approved the amendment to the Company's Amended and Restated Articles of Incorporation authorizing the issuance of up to 10,000,000 Series B redeemable, retractable, convertible $0.001 Preferred Shares. Each Series B Preferred Share has equal voting rights to each Common share. Cumulative dividends at a rate of 9% accrue from the date of issuance, but are not payable until after June 2002.

Loan Facilities

In April 2000, the Company received an additional $836,000 in jukebox financing from its bank, bringing the aggregate jukebox financing proceeds received by the Company to $6,780,000.

Advances Received

On May 5, 2000, the Company received an advance of $1,000,000 from a third party investor (the "Investor") as part of a $15,000,000 future equity investment being negotiated between the Company and the Investor. The outcome of these negotiations cannot yet be determined. The advance is payable on demand.

Stock Option Plan

On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, directors, officers, consultants and outside contractors, various types of stock options and stock. Concurrently, the Board of Directors approved the cancellation of the previous Stock Option Plan approved on August 31, 1998. Stock options under the previous plan were cancelled and new options were issued.

On April 19, 2000, the Board of Directors granted incentive and non-statutory stock options to purchase an aggregate of 2,510,018 shares of Class A common stock, with vesting provisions ranging up to four years. Options granted under the plan are exercisable for a period of ten years. On April 19, 2000 an aggregate of 4,489,982 shares of Class A common stock were reserved for future issuance under the Plan. The exercise price of these options range from $2.0625 per share to $5.98 per share. The plan is subject to shareholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors, which are not within the Registrant's control.


     Operating Results

     The Registrant is involved in the digital distribution of music to interactive music-on-demand applications. The first such application developed and commercialized by the Registrant is its Digital Jukebox. The Registrant currently generates revenues from the U.S. jukebox market.

     The Registrant incurred a net loss of $2,798,547 during the quarter ended March 31, 2000 ("the first quarter"), compared to a net loss of $2,294,235 for the same period in 1999. The increases in expenses were partially offset by the increase in revenues, resulting in an overall 22% increase in net loss.

     Revenues

     The Registrant generated revenues of $3,608,487 from sales, leases and music services with respect to its Digital Jukebox during the first quarter of 2000, compared to revenue of $207,890 for the same period in 1999. The increase in revenues was due to significant increases in demand for the Digital Jukebox during the first quarter of 2000. In addition the Registrant sold units during the first quarter and accounted for all new lease transactions as capital leases, resulting in revenues of $5,995 to be recognized upon the delivery of each Digital Jukebox to the jukebox operators. The Registrant did not sell any jukeboxes during the quarter ended March 31, 1999, and all its leases during the quarter were accounted for as operating leases, recognizing revenue as the lease payments came due.

     As at March 31, 2000, the Registrant had delivered a total of approximately 1700 Digital Jukebox units as compared to a total of approximately 345 units as at March 31, 1999.

     The Registrant also had advertising revenues of $56,000 during the first quarter of 2000. No advertising revenue was generated during the quarter ended March 31, 1999.

     Cost of Jukebox Revenues and Direct Operating Costs

     Cost of jukebox revenues and direct operating costs have increased by $2,256,356, from $289,796 in the first quarter of 1999, to $2,546,152 in the first quarter 2000.

     This increase was primarily a result of the associated costs of all jukeboxes sold and leased under sales-type bases. For the first quarter of 1999, all jukeboxes were accounted for as operating leases, therefore no related cost of sales was applicable and recorded.
9


     Research and Development Services

     Research and development services increased by $261,914 from $256,470 in the first quarter of 1999, to $518,384 in the first quarter 2000. The increase was primarily due to headcount growth and the resulting increases in compensation, benefits and infrastructure costs to support the larger network of Digital Jukeboxes.

     General and Administrative

     General and administrative costs increased by $526,548, from $851,431 in the first quarter 1999, to $1,377,979 in the first quarter 2000. The increase was primarily due to headcount growth and the resulting increases in compensation, benefits and infrastructure cost to support the higher levels of business activity.

     Sales and Marketing

     Sales and marketing costs increased $691,002 from $584,948 in the first quarter of 1999, to $1,275,950 in 2000. The increase was primarily due to expenses related to headcount growth and infrastructure costs in support of increased revenue.

     Financial Expenses

     Financial expenses decreased by $11,030 from $242,588 in the first quarter of 1999 to $231,558 in the first quarter of 2000. The decrease is due to the first quarter of 1999 included interest charges charged by the Registrant's subsidiary, TouchTunes Digital Jukebox Inc. ("TouchTunes Digital") which became a subsidiary on December 31, 1999. In the first quarter 2000, intercompany interest charges were eliminated upon consolidation. The financial expenses in the first quarter 2000 relate to interest on long-term debt obligations by the Registrant and its subsidiary.

     Depreciation and Amortization

     Depreciation and amortization costs increased by $312,892, from $223,521 in the first quarter of 1999, to $536,413 in the first quarter of 2000. The increase is primarily due to the growth in the number of jukeboxes under operating leases, as well as the addition of other fixed assets.

     Foreign Exchange Losses

The Registrant experienced a foreign exchange gain of $23,402 during the first quarter 2000, compared to a foreign exchange loss of $62,760 during the first quarter 1999. Foreign exchange gains/losses result from the company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Registrant's subsidiary transacts is the Canadian dollar.

     Share of Net Loss in Jointly Controlled Company

     On December 30, 1999, the Company acquired the remaining 50% interest of TouchTunes Digital held by others. Intercompany operating transactions before the acquisition of control remain non-consolidated. Prior to December 30, 1999, the Company had joint control of TouchTunes Digital and accounted for its investment using the equity method, recording only the Company's share of net income or loss.

     Seasonality

     The Registrant has experienced lower sales volume during the summer vacation period, between the months of July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Registrant's results of operations and have material effects on its financial condition.


     Liquidity and Capital Resources

     At March 31, 2000 the Registrant had cash and cash equivalents of $644,816. Cash used from operating activities was $2,725,246, which was mainly attributed to the net loss from operations. Cash used by investing activities of $2,506,772 was primarily for the investment in jukebox sales type leases and the purchase of other capital assets. Cash provided by financing activities of $5,156,932 was primarily from advances from the Registrant's stockholder as well as long-term jukebox bank financing. The Registrant estimates its capital expenditures for the remainder of fiscal year 2000 will amount to approximately $15,000,000. A portion of the funds required for capital expenditures will be obtained from available bank financing facilities, however there can be no assurances that the Registrant or its subsidiary will be able to satisfy all terms and conditions specified by the bank for the full or any use of the bank funds.

As disclosed in Note 7 to the March 31, 2000 financial statements herein, the Registrant received an advance of $1,000,000 from a third party investor (the "Investor") as part of a $15,000,000 future equity investment being negotiated between the Registrant and the Investor. The advance is payable on demand. There can be no assurances that the Registrant will be successful in negotiating a private equity investment with the Investor, or any other party to satisfy the Registrant's funding requirements.

     Long Term Incentive Plan

As disclosed in Note 7 to the financial statements herein, on April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, directors, officers, consultants and outside contractors, various types of stock options and stock. Concurrently, the Board of Directors approved the cancellation of the previous Stock Option Plan approved on August 31, 1998. Stock options under the previous plan were cancelled and new options were issued.

On April 19, 2000, the Board of Directors granted incentive and non-statutory stock options to purchase an aggregate of 2,510,018 shares of Class A common stock, with vesting provisions ranging up to four years. Options granted under the plan are exercisable for a period of ten years. On April 19, 2000 an aggregate of 4,489,982 shares of Class A common stock were reserved for future issuance under the Plan. The exercise price of these options range from $2.0625 per share to $5.98 per share. The plan is subject to shareholder approval.

  Change to Authorized Stockholders' Capital

On April 19, 2000, the Board of Directors approved the amendment to the Registrant's Amended and Restated Articles of Incorporation authorizing the issuance of up to 10,000,000 Series B redeemable, retractable, convertible $0.001 Preferred Shares. Each Series B Preferred Share has equal voting rights to each Common share. Cumulative dividends at a rate of 9% accrue from the date of issuance, but are not payable until after June 2002.


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

10. (xvi) OEM Purchase and Development Agreement with Bose Corporation, dated March 1997. Reference is made to Exhibit 10(xvi) of Registrant's
13

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

10.(xxv) Debenture dated November 2, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

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

27.       Financial Data Schedule.

     (b)  Reports on Form 8-K

     Registrant filed a Form 8-K dated January 12, 2000, reporting on Item 1 during the first quarter of 2000.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TOUCHTUNES MUSIC CORPORATION


Dated: May 12, 2000                Per: /s/ Tony Mastronardi
                                   -----------------------------
                                     Tony Mastronardi
                                     President and Director


Dated: May 12, 2000                Per: /s/ Guy Nathan
                                   -----------------------------
                                     Guy Nathan
                                     Secretary and Director












