Form 10QSB
period 2000-06-30
TOUCHTUNES MUSIC CORP
filed 2000-08-14
CIK 894568

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

Issuer's telephone number, including area code (702)-792-7405
Issuer's facsimile number, including area code (702)- 734-7500



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     (x) Yes   (  ) No


The total number of shares of Class A Common Stock outstanding on June 30, 2000 was 14,658,644.

















                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended June 30, 2000, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                  FINANCIAL STATEMENTS
                                       (UNAUDITED)

                              TOUCHTUNES MUSIC CORPORATION

                                      June 30, 2000


                                          Index

                                              Page

     Balance Sheets..............................2
     Statements of Operations....................4
     Statements of Cash Flows....................5
     Notes to Financial Statements...............6


























TouchTunes Music Corporation


                                           CONSOLIDATED BALANCE SHEETS



[In U.S. dollars]

                                                   June 30,   December 31,
                                                       2000           1999
---------------------------------------------------------------------------
                                                [unaudited]        [Note*]
   ASSETS
   Current
   Cash and cash equivalents                     10,799,703        719,902
   Trade accounts receivable                      1,344,306        621,841
   Other receivables                                 87,850        291,262
   Investment tax credits receivable                 55,791         57,174
   Prepaid expenses and deposits                    648,096        644,997
   Inventory                                      2,988,249      1,736,314
   Other current assets                             130,773        305,930
   Current portion of investment in sales-          696,983        617,760
   type leases
---------------------------------------------------------------------------
   Total current assets                          16,751,751      4,995,180
---------------------------------------------------------------------------

   Investment in sales-type leases                5,540,593      1,146,668
   Property, plant and equipment, net             6,703,705      7,311,058
   Intangibles                                      751,218        829,443
   Other assets                                     167,448        228,976
---------------------------------------------------------------------------
                                                 29,914,715     14,511,325
---------------------------------------------------------------------------

See accompanying notes.















* Note: The balance sheet as at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


  TouchTunes Music Corporation

                                             CONSOLIDATED BALANCE SHEETS
                                                     [Cont'd]
[In U.S. dollars]
                                                   June 30,  December 31,
                                                       2000          1999
---------------------------------------------------------------------------
                                                [unaudited]       [Note*]
   LIABILITIES AND
   STOCKHOLDERS' EQUITY/(DEFICIENCY)
   Current liabilities
   Accounts payable and accrued liabilities       2,602,961     2,479,331
   Other liabilities                                  8,840       101,678
   Income taxes payable                              28,832        25,457
   Current portion of long-term debt              3,227,106     1,641,423
   Current portion of capital lease                               252,589
   obligations                                      230,632
---------------------------------------------------------------------------
   Total current liabilities                      6,098,371     4,500,478
---------------------------------------------------------------------------
   Other liabilities                                 47,348        73,256
   Long-term debt (note 3)                        3,526,795     2,451,098
   Capital lease obligations                        156,723       271,969
   Deferred tax liability                           130,569       130,569
   Advance from stockholder (note 4)                     --     2,000,000
---------------------------------------------------------------------------
                                                  9,959,806     9,427,370
---------------------------------------------------------------------------

   Series B preferred stock (note 4), $.001
   par value
        Authorized:  10,000,000
         Issued and outstanding 8,888,889
   [1999: Nil]
         Redeemable, retractable and
   convertible
         Redeemable at $34,487,671               20,307,136            --
---------------------------------------------------------------------------

   Stockholders' equity/(deficiency)
   Series A preferred stock, $.001 par value
    Authorized: 15,000,000 shares
    Issued & outstanding: 12,843,960 [1999:
   12,843,960]                                       12,844        12,844
   Class A common stock, $.001 par value
    Authorized: 50,000,000 shares
    Issued & outstanding: 14,658,644 [1999:
   14,658,644]                                       14,659        14,659
   Additional paid-in capital                    26,329,885    26,801,118
   Accumulated deficit                         (26,709,615)  (21,744,666)
---------------------------------------------------------------------------
                                                  (352,227)     5,083,955
---------------------------------------------------------------------------
                                                 29,914,715    14,511,325
---------------------------------------------------------------------------

  Contingent Liabilities (note 6).
  Subsequent Events (note 9).
  See accompanying notes.

* Note: The balance sheet as at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





  TouchTunes Music Corporation


                                        CONSOLIDATED STATEMENTS OF OPERATIONS

   [In U.S. dollars]


                                                 Quarter    Six months      Quarter   Six months
                                                   ended         ended        Ended        ended
                                                June 30,      June 30,     June 30,     June 30,
   [Unaudited]                                      2000          2000         1999         1999
   ---------------------------------------- ------------- ------------- ------------ ------------


   Revenues
   Jukebox revenues                            3,925,380     7,533,868      374,447      582,337
   Advertising revenues                           44,000       100,000           --           --
   ---------------------------------------- ------------- ------------- ------------ ------------
                                               3,969,380     7,633,868      374,447      582,337
   ---------------------------------------- ------------- ------------- ------------ ------------


   Expenses
   Cost of jukebox revenues and direct         2,455,396     5,238,393      302,957      380,424
   operating costs
   Research and development                      427,801     1,058,290      341,571      598,041
   General and administrative                    994,534     1,942,708      848,331    1,898,540
   Sales and marketing                         1,341,498     2,710,933      610,182    1,195,130
   Financial expenses                            268,040       491,504      289,349      545,488
   Depreciation and amortization                 606,128     1,142,541      209,322      432,843
   Foreign exchange  losses                       42,385        14,448       60,188      122,948
   ---------------------------------------- ------------- ------------- ------------ ------------
                                               6,135,782    12,598,817    2,661,900    5,173,414
   ---------------------------------------- ------------- ------------- ------------ ------------

   Net loss before share of net earnings in    2,166,402     4,964,949    2,287,453    4,591,077
   jointly controlled
         company
   Share of net income in jointly                     --            --       34,460       43,849
   controlled company
   ---------------------------------------- ------------- ------------- ------------ ------------
   Net loss and comprehensive loss             2,166,402     4,964,949    2,252,993    4,547,228
   ---------------------------------------- ------------- ------------- ------------ ------------
   Dividends and accretion of mandatorily        471,233       471,233           --           --
   redeemable Series
        B preferred stock
   Net loss attributable to common             2,637,635     5,436,182    2,252,993    4,547,228
   stockholders
   ---------------------------------------- ------------- ------------- ------------ ------------

   Per Common share (note 5)
   Basic and diluted net loss per share             0.18          0.37         0.15         0.31
   ---------------------------------------- ------------- ------------- ------------ ------------



  See accompanying notes.





TouchTunes Music Corporation


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]

                                                   Quarter      Six months        Quarter      Six months
                                                     ended           ended          ended           Ended
                                              June 30 2000        June 30,        June 30        June 30,
[Unaudited]                                                           2000           1999            1999
-------------------------------------------- ------------- --------------- --------------- ---------------


OPERATING ACTIVITIES
Net loss                                       (2,166,402)     (4,964,949)    (2,252,993)     (4,547,228)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Share of net income from jointly
     Controlled company                                 --              --       (34,460)        (43,849)
     Depreciation and amortization                 606,128       1,142,541        209,322         432,843
Changes in operating assets and
liabilities:
     Accounts and other receivables              (287,221)       (517,670)       (98,323)       (171,383)
     Inventory                                 (1,036,214)     (1,251,935)             --              --
     Prepaid expenses                             (44,255)         (3,099)         44,113        (27,864)
     Accounts payable and accrued                  286,626          33,897                         59,236
liabilities                                                                       (8,601)
     Decrease of other current assets               29,491         175,157
-------------------------------------------- ------------- --------------- --------------- ---------------
Cash used in operating activities              (2,611,847)     (5,386,058)    (2,140,942)     (4,298,245)
-------------------------------------------- ------------- --------------- --------------- ---------------


INVESTING ACTIVITIES
Investment in sales-type leases                (2,302,545)     (4,473,148)    (1,280,714)     (1,438,212)
Increase in costs of intangibles                  (52,258)        (68,899)          (596)       (125,112)
Purchase of other capital assets                  (33,528)       (387,794)      (224,070)       (329,090)
Decrease in other assets                            34,796          61,528
-------------------------------------------- ------------- --------------- --------------- ---------------
Cash used in investing activities              (2,353,535)     (4,868,313)    (1,505,380)     (1,892,414)
-------------------------------------------- ------------- --------------- --------------- ---------------

FINANCING ACTIVITIES
Increase in amounts due to jointly-
controlled Company                                      --              --      3,713,818       4,973,987
Proceeds from private placement                 15,000,000      15,000,000             --              --
Share issue costs                                (164,097)       (164,097)             --              --
Decrease in other liabilities                     (13,277)        (25,908)             --              --
Increase in advance from stockholder                    --       3,000,000             --              --
Decrease in capital lease obligations             (70,828)       (137,203)             --              --
Increase in long term debt                         836,000       3,380,000             --              --
Repayment of long term debt                      (467,529)       (718,620)             --              --
-------------------------------------------- ------------- --------------- --------------- ---------------
Cash provided by financing activities           15,120,269      20,334,172      3,713,818       4,973,987
-------------------------------------------- ------------- --------------- --------------- ---------------

Net increase/(decrease) in cash                 10,154,887      10,079,801         67,496     (1,216,672)
Cash, beginning of period                          644,816         719,902       (73,116)       1,211,052
-------------------------------------------- ------------- --------------- --------------- ---------------
Cash, end of period                             10,799,703      10,799,703        (5,620)         (5,620)
-------------------------------------------- ------------- --------------- --------------- ---------------


  See accompanying notes.




TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

June 30, 2000
[In U.S. dollars]


1.    OPERATIONS OF THE COMPANY

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

2.    BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and item 310 of Regulation S-B on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

The Company has incurred operating losses since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon its ability to obtain further financing, as well as achieving profitable operations and generating positive cash flow from operations.

The consolidated financial statements at June 30, 2000 and for the three and six months ended June 30, 2000, as well as the financial statements of operations for the three and six months ended June 30, 1999, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results for the fiscal year ending December 31, 2000, or any other future periods.
6

TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

June 30, 2000
[In U.S. dollars]


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

3.  LONG TERM DEBT

During the quarter ended June 30, 2000, the Company, through its subsidiary, utilized $836,000 from its bank term loan facility to pay for jukeboxes manufactured and delivered to jukebox operators. The total proceeds received under its jukebox loan facility aggregate to $6,780,000 as at June 30, 2000. The remaining funds available from its jukebox loan facility is $3,620,000 as at June 30, 2000 (see note 9).

4.  REDEEMABLE PREFERRED STOCK

On May 18, 2000, the Company issued an aggregate of 8,888,889 shares of Series B Redeemable preferred stock in exchange for $14,000,000 cash and $6,000,000 in prior advances to the Company. The Series B preferred stock has a cumulative preferential dividend rate of 9% and are convertible, share for share, into common stock of the Company at the option of the holders. Each Series B preferred stock has equal voting rights to each common stock. The Series B preferred stock is redeemable by the holders no earlier than January 1, 2004, at a premium of 20% including the 9% dividend per annum over the subscription price paid which would be $34,487,671. The redemption premium for the quarter was $471,233 and was recorded as a reduction to paid-in capital. The Company has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met. The transaction included 2,222,222 shares issued to a Company shareholder, CDP Innovation-Sofinov in exchange for the $5,000,000 previously advanced to the Company. The remaining 6,666,667 shares were issued to a new investor, CDP TelecomMedia, in exchange for proceeds of $14,000,000 cash and $1,000,000 previously advanced to the Company.







                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]
June 30, 2000
[In U.S. dollars]

5.  BASIC AND DILUTED LOSS PER SHARE

The options to purchase Class A common stock and Series A and B preferred stock were not included in the computation of the diluted loss per share because the effect would be antidilutive.

6.  CONTINGENT LIABILITIES

During 1999, the Company received a letter claiming certain prior rights to the Company's trade name. Based on information presently available, management does not expect any material adverse result and believes the claim is without merit. Included in accounts payable and accrued liabilities is management's best estimate of the legal costs to defend or settle this claim.

7.  STOCK OPTION PLAN

On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, directors, officers, consultants and outside contractors of various types of stock options and common stock. Concurrently, the Board of Directors approved the cancellation of the previous Stock Option Plan approved on August 31, 1998. Stock options under the previous plan were cancelled and new options were issued at the same terms for the same number.

On April 19, 2000, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares of Class A common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. On April 19, 2000 an aggregate of 4,489,982 shares of Class A common stock were reserved for additional future issuance under the Plan. The exercise price of these options ranges from $2.0625 per share to $5.98 per share. The Plan is subject to shareholder approval.

8.   ACCOUNTING PRONOUNCEMENTS

Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101) clarifies certain conditions to be met in order to recognize revenue. The Company is studying the application of this new standard but has not yet determined its impact.
In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. The Company is studying the application of this new standard but has not yet determined its impact.

9.  SUBSEQUENT EVENTS

Loan Facilities

In July 2000, the Company received an additional $816,000 in jukebox financing from its bank, bringing the aggregate jukebox financing proceeds received by the Company to $7,596,000.



10. COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation for the current periods.

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

     The Registrant incurred a net loss of $2,166,402 during the quarter ended June 30, 2000 (the "second quarter"), compared to a net loss of $2,252,993 for the same period in 1999. The increase in revenues during the quarter was partially offset by the increase in expenses, resulting in an overall decrease of 3.8% in net loss. The loss for the six month period ended June 30, 2000 was $4,964,949, compared to $4,547,228 for the same period in 1999, resulting in an increase of 9.2%.

Net loss attributable to common shareholders for the second quarter of 2000 was $2,637,635 and $5,436,182 for the six months ended in June 30, 2000. Included in these amounts was an amount of $471,233 accrued for dividends and accretion of mandatorily redeemable Series B preferred stock issued in May 2000 (see "Liquidity and Capital Resources" for more details on the Series B preferred stock).

Losses before interest, taxes, depreciation and amortization decreased by 26.3% to $1,292,234 for the second quarter 2000, compared to $1,754,322 for the second quarter 1999. Losses before interest, taxes, depreciation and amortization decreased by 6.7% to $3,330,904, for the six months ended June 30, 2000, compared to $3,568,897 for the same period in 1999.

     Revenues

     The Registrant generated revenues of $3,969,380 from sales, leases, music services and advertising with respect to its Digital Jukebox during the second quarter of 2000, compared to revenue of $374,447 for the same period in 1999. Revenues for the six months ended June 30, 2000 were $7,633,868, compared to $582,337 for the same period in 1999. Revenues for the second quarter included a sales returns allowance of $269,775, compared to no allowance for the second quarter 1999. The increase in revenues was due to increased advertising revenue, as well as significant increases in demand for the Digital Jukebox during the second quarter, as well as for the first six months of 2000. In addition, the Registrant sold units during the six months in 2000 and accounted 9 for all new lease transactions as capital leases, resulting in revenues recognized upon the delivery of each Digital Jukebox to the jukebox operators. The Registrant did not sell any jukeboxes during the six months ended June 30, 1999, and all its leases were accounted for as operating leases, recognizing revenue as the lease payments came due.

     As at June 30, 2000, the Registrant had delivered a total of approximately 2,000 Digital Jukebox units as compared to a total of approximately 535 units as at June 30, 1999.

     The Registrant had advertising revenues of $44,000 during the second quarter of 2000 and $100,000 for the six months ended June 30, 2000. No advertising revenues were generated during the same periods in 1999.

     Cost of Jukebox Revenues and Direct Operating Costs

     Cost of jukebox revenues and direct operating costs increased by $2,152,439, from $302,957 in the second quarter of 1999, to $2,455,396 in the second quarter of 2000. For the six months ended June 30, 2000 the cost of jukebox revenues and direct operating costs increased by $4,857,969 to $5,238,393 from $380,424 for the same period in 1999. The increases were primarily a result of the associated costs of all jukeboxes sold and leased under sales-type leases. For the first six months of 1999, all jukeboxes were accounted for as operating leases, therefore no related cost of sales was applicable. In addition, direct operating costs consisting mainly of communication, transportation, installation and licensing fees, increased in relation to the greater number of Digital Jukeboxes delivered to jukebox operators.

     Research and Development

     Research and development expenses increased by $86,230 from $341,571 in the second quarter of 1999, to $427,801 in the second quarter of 2000. Research and development expenses increased by $460,249 to $1,058,290 for the six months ended June 30, 2000, compared to $598,041 for the same period in 1999. The increases were primarily due to headcount growth and the resulting increases in compensation, and benefits to support new projects and the larger network of Digital Jukeboxes.

     General and Administrative

     General and administrative costs increased by $146,203, from $848,331 in the second quarter 1999, to $994,534 in the second quarter of 2000. General and administrative costs increased by $44,168 from $1,898,540 in the six months ended 1999, to $1,942,708 for the same period in 2000. The increases were primarily due to headcount growth and the resulting increases in compensation, and benefit costs to support the higher levels of business activity.

     Sales and Marketing

     Sales and marketing costs increased by $731,316, from $610,182 in the second quarter of 1999, to $1,341,498 in the second quarter of 2000. For the six months ended June 30, 2000, sales and marketing costs increased by $1,515,803, to $2,710,933 from $1,195,130 for the same six month period in 1999. The increases were primarily due to expenses related to headcount growth and infrastructure costs to support increased revenue.

     Financial Expenses

     Financial expenses decreased by $21,309 from $289,349 in the second
10

quarter of 1999 to $268,040 in the second quarter of 2000. For the six months ended June 30, 2000, the financial expenses decreased by $53,984, to $491,504 from $545,488 for the same period in 1999. The decreases were due to 1999 amounts having included interest charges charged by the Registrant's subsidiary, TouchTunes Digital Jukebox Inc. ("TouchTunes Digital") which became a subsidiary on December 31, 1999. In fiscal 2000, intercompany interest charges were eliminated upon consolidation. The financial expenses in fiscal 2000 relate to interest on long-term debt obligations by the Registrant and its subsidiary.

     Depreciation and Amortization

     Depreciation and amortization costs increased by $396,806 from $209,322 in the second quarter of 1999, to $606,128 in the second quarter of 2000. In the six months ended June 30, 2000, depreciation and amortization increased by $709,698, to $1,142,541, from $432,843 in the same period in 1999. The increases are primarily due to the growth in the number of jukeboxes under operating leases, as well as the addition of other fixed assets.

     Foreign Exchange Losses

The Registrant experienced a foreign exchange loss of $42,385 during the second quarter 2000, and a total foreign exchange loss of $14,448 for the six months ended June 30, 2000, compared to a foreign exchange losses of $60,188 and $122,948 for the respective second quarter and six months ended June 30, 1999. Foreign exchange gains/losses result from the company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Registrant's subsidiary transacts is the Canadian dollar.

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

     Seasonality

     The Registrant has experienced lower sales volume during the summer vacation period between the months of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Registrant's results of operations and have material effects on its financial condition.

     Liquidity and Capital Resources

     At June 30, 2000 the Registrant had cash and cash equivalents of $10,799,703. Cash used from operating activities during the six months ended June 30, 2000 was $5,386,058, which was mainly attributed to the net loss from operations and the increase in inventory; partially offset by depreciation and amortization. Cash used by investing activities during the six months ended June 30, 2000 of $4,868,313, was primarily for the investment in jukebox sales type leases and the purchase of other capital assets. Cash provided by financing activities of $20,334,172 was primarily from the issuance of Series B preferred stock, as well as from long-term jukebox bank financing. Collectively, the above activity resulted in a net increase of $10,079,801 from the December 31, 1999 balances of cash and cash equivalents. The Registrant
11

estimates its capital expenditures for the remainder of fiscal year 2000 will amount to approximately $7,000,000. A portion of the funds required for capital expenditures will be paid from the Registrant's cash on hand and the remaining portion will be obtained from available bank financing facilities, however there can be no assurances that the Registrant or its subsidiary will be able to satisfy all terms and conditions specified by the bank for the full or any use of the bank funds.

On May 18, 2000, the Registrant issued an aggregate of 8,888,889 Series B Redeemable preferred stock in exchange for $14,000,000 in cash and $6,000,000 in prior advances to the Registrant. The Series B preferred stock has a cumulative dividend rate of 9% and are convertible, share for share, into common stock of the Registrant at the option of the holders. Each Series B preferred share has equal voting rights to each common share. The Series B preferred stock is redeemable by the investor no earlier than January 1, 2004, at a premium of 20% per annum over the subscription price paid. The Registrant has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met. The transaction included 2,222,222 shares issued to Registrant's shareholder, CDP Innovation-Sofinov in exchange for the $5,000,000 previously advanced to the Registrant. The remaining 6,666,667 shares were issued to a new investor, CDP TelecomMedia, in exchange for proceeds of $14,000,000 and $1,000,000 previously advanced to the Registrant.




     Long Term Incentive Plan

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

On April 19, 2000, the Board of Directors granted incentive and non-statutory stock options to purchase an aggregate of 2,510,018 shares of Class A common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. On April 19, 2000 an aggregate of 4,489,982 shares of Class A common stock were reserved for additional future issuance under the Plan. The exercise price of these options range from $2.0625 per share to $5.98 per share. The plan is subject to shareholder approval.

  Change to Authorized Stockholders' Capital

On April 19, 2000, the Board of Directors approved the amendment to the Registrant's Amended and Restated Articles of Incorporation authorizing the issuance of up to 10,000,000 Series B redeemable, retractable, convertible $0.001 preferred stock (See above "Liquidity and Capital Resources", for further details on Series B preferred stock).


  Product Manufacturing

On June 2, 2000 the Registrant's subsidiary, TouchTunes Digital Jukebox Inc., signed an OEM Purchase and Development Agreement (the "Agreement") with Bose Corporation ("Bose") to continue to develop, manufacture and supply Digital Jukeboxes according to the specifications and requirements provided to Bose by 12 the Registrant and/or its subsidiary. The agreement has a term of three years and is automatically extended for successive one-year periods, unless either the Registrant or Bose provides a six month notification prior to the end of the term or renewal period, of their desire to terminate the Agreement. Bose has the right to terminate the Agreement prior to the end of its term, should the Registrant not satisfy certain conditions specified by Bose. There can be no assurances that the Registrant will be able to satisfy all or any of the conditions specified by Bose. Consequently, there are no assurances that the Agreement will not be terminated prior to the end of its term.

Product Sales and Distribution

The Registrant has decided to expand its sales efforts by selling and leasing its Digital Jukeboxes through existing coin-operated equipment distributors. The Registrant has recently signed distributor agency agreements with three distributors to date and expects to sign several others prior to year-end. The distributors will act as sales agents of the Registrant and will be remunerated based on the number of units they assist the Registrant in selling or leasing. The Registrant believes that its agreements with distributors will result in increased future sales, however, there can be no assurances that such increases in sales will actually occur.







































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

4. (i) Second Amended and Restated Articles of Incorporation. . Reference is made to Exhibit 4.1 of Registrant's Registration Statement on Form S-8, Filed No. 333-41544 , which Exhibit is incorporated herein by reference.

4. (ii)   Registrant's 2000 Long-Term Incentive Plan. Reference is made to
          Exhibit 4.3 of Registrant's Registration Statement on Form S-8, Filed No. 333-41544 , which Exhibit is incorporated herein by reference.

5. Opinion of Arnold & Porter with respect to the validity of the Common Stock being registered. Reference is made to Exhibit 5 of Registrant's Registration Statement on Form S-8, Filed No. 333-41544, which
          Exhibit is incorporated herein by reference.

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

10. (xviii)Jukebox License Agreement with the American Society of Composers Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated March 11, 1997. Reference is made to Exhibit 10(xviii) of Registrant's Registration Statement on Form SB-2, File No. 33-7006, which Exhibit is incorporated herein by reference.

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

10. (xxiii)Debenture dated August 5, 1998, registered in the name of Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxiv) Debenture dated August 5, 1998, registered in the name of Societe Innovatech du Grand Montreal in the principal amount of $300,000.
16


10. (xxv) Debenture dated August 5, 1998, registered in the name of Societe Innovatech du Grand Montreal in the principal amount of $300,000.

10. (xxvi)  Debenture dated November 2, 1998, registered in the name of Sofinov
            Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxvii) Debenture dated November 2, 1998, registered  in the name of
            Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxviii)Debenture dated November 2, 1998, registered  in the name of
            Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxix)  Debenture dated November 2, 1998, registered  in the name of
            Sofinov Societe Financiere D'Innovation Inc. in the principal amount of $700,000.

10. (xxx)   Debenture dated November 2, 1998, registered in the name of Societe
            Innovatech du Grand Montreal in the principal amount of $300,000.

10. (xxxi)  Debenture dated November 2, 1998, registered in the name of Societe
            Innovatech du Grand Montreal in the principal amount of $300,000.

10. (xxxii) Debenture dated November 2, 1998, registered in the name of Societe
            Innovatech du Grand Montreal in the principal amount of $300,000.

10. (xxxiii)Debenture dated November 2, 1998, registered in the name of Societe
           Innovatech du Grand Montreal in the principal amount of $300,000.

10. (xxxiv)Debenture Put Right Agreement dated July 14, 1999. Reference is made to Exhibit 1 of Registrant's Form 8-K for the month of July 1999, which Exhibit is incorporated herein by reference.

10. (xxxv) Addendum Entered into in Montreal on July 14, 1999 to Amend the Put
           Right Agreements Entered into on February 11, 1998, March 22, 1999 and April 8, 1999. Reference is made to Exhibit 2 of Registrant's Form 8-K for the month of July 1999, which Exhibit is incorporated herein by reference.

10. (xxxvi)Subscription Agreement entered into on  May 18, 2000, between
           Capital Communications CDPQ Inc., Sofinov Societe Financiere D'Innovation Inc., and the Registrant. Reference is made to Exhibit 1 of Registrant's Form 8-K for the month of May 2000, which Exhibit is incorporated herein by reference.

10. (xxxvii) Registration Rights Agreement entered into on May 18, 2000, between Capital Communications CDPQ Inc., Sofinov Societe Financiere D'Innovation Inc., and the Registrant. Reference is made to Exhibit 2 of Registrant's Form 8-K for the month of May 2000, which Exhibit is incorporated herein by reference.

10. (xxxviii)  Voting Trust and Limited Shareholders Agreement entered into on
           May 18, 2000, between Capital Communications CDPQ Inc., Sofinov Societe Financiere D'Innovation Inc., and the Registrant. Reference is made to Exhibit 3 of Registrant's Form 8-K for the month of May 2000, which Exhibit is incorporated herein by reference.

10. (xxxix)*   OEM Purchase and Development Agreement between TouchTunes
          Digital Jukebox Inc. and Bose Corporation dated June 2, 2000, plus Amendment No.1 between TouchTunes Digital Jukebox Inc. and Bose Corporation dated August 9, 2000.

16. Letter from prior auditor, Armstrong Gilmour Accountancy Corporation, relative to the information set forth in Item 4 of Registrant's Form 8-K/A for the month of February 1998, which Exhibit is incorporated herein by reference.

23. Consent of Ernst & Young, LLP, Chartered Accountants. Reference is made to Exhibit 23.1 of Registrant's Registration Statement on Form S-8, Filed No. 333-41544, which Exhibit is incorporated herein by reference.

23. (i) Consent of Arnold & Porter (contained in the Opinion, see Exhibit 5). Reference is made to Exhibit 23.2 of Registrant's Registration Statement on Form S-8, Filed No. 333-41544, which Exhibit is incorporated herein by reference.

27.       Financial Data Schedule.

* Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Registrant has filed separately with the Securities and Exchange Commission.


     (b)  Reports on Form 8-K

     Registrant filed a Form 8-K dated June 2, 2000, reporting on Item 1 during the second quarter of 2000.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TOUCHTUNES MUSIC CORPORATION


Dated: August 11, 2000                  Per: /s/ Tony Mastronardi
                                   ---------------------------------------
                                     Tony Mastronardi
                                     President and Chief Executive Officer


Dated: August 11, 2000                  Per: /s/ Chris Marcolefas
                                   ---------------------------------------
                                     Chris Marcolefas
                                     Principal Financial Officer










