Form 10QSB
period 2000-09-30
TOUCHTUNES MUSIC CORP
filed 2000-11-14
CIK 894568

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                             For the quarterly period ended September 30, 2000

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ________ to ___________


                                                  Commission File No.: 333-7006



                     TOUCHTUNES MUSIC CORPORATION
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


            Nevada                         87-0485304
 -----------------------------  ---------------------------------
 (State or other jurisdiction    (I.R.S. Employer Identification
      of incorporation or                    Number)
         organization)


                                1800 E. Sahara
                                   Suite 107
                            Las Vegas, Nevada 89104
                   ----------------------------------------
                   (Address of principal executive offices)

                                (702) 792-7405
                          ----------------------------
                          (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   As of November 10, 2000,
14,658,644 shares of Class A voting common stock were outstanding.

Transition Small Business Disclosure Format (check one):   Yes [  ]  No [X]



                         TOUCHTUNES MUSIC CORPORATION

                                     INDEX


                                                                      Page
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets - September 30, 2000 (unaudited)
        and December 31, 1999                                         4

        Consolidated Statements of Operations - Three and Nine Months
        Ended September 30, 2000 and 1999 (unaudited)                 6

        Consolidated Statements of Cash Flow - Three and Nine Months
        Ended September 30, 2000 and 1999 (unaudited)                 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8

PART II - OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8K                               16



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements for the quarter ended September 30, 2000, have been prepared in accordance with the instructions to Form 10-QSB, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.



                         TOUCHTUNES MUSIC CORPORATION
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              September 30, 2000

                          CONSOLIDATED BALANCE SHEETS

[In U.S. dollars]

                                                    September 30,  December 31,
                                                             2000          1999
                                                   --------------- ------------
                                                      [unaudited]       [Note*]
   ASSETS
   Current
   Cash and cash equivalents                            8,377,839       719,902
   Trade accounts receivable                            1,533,056       621,841
   Other receivables                                      119,443       291,262
   Investment tax credits receivable                       54,784        57,174
   Prepaid expenses and deposits                          680,487       644,997
   Inventory                                            3,438,053     1,736,314
   Other current assets                                   232,033       305,930
   Current portion of investment in sales-type            965,652       617,760
   leases
                                                   --------------- ------------
   Total current assets                                15,401,347     4,995,180
                                                   --------------- ------------

   Investment in sales-type leases                      7,516,364     1,146,668
   Property, plant and equipment, net                   6,331,933     7,311,058
   Intangibles                                            826,889       829,443
   Other assets                                           137,542       228,976
                                                   --------------- ------------
                                                       30,214,075    14,511,325
                                                   --------------- ------------

See accompanying notes.


* Note: The balance sheet as at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



TouchTunes Music Corporation

                           CONSOLIDATED BALANCE SHEETS
                                   [Cont'd]
[In U.S. dollars]
                                                        September      December
                                                          30,2000      31, 1999
                                                     ------------   -----------
                                                      [unaudited]       [Note*]
   LIABILITIES AND
   STOCKHOLDERS' EQUITY/(DEFICIENCY)
   Current
   Accounts payable and accrued liabilities             2,688,025     2,479,331
   Other liabilities                                           --       101,678
   Income taxes payable                                    69,220        25,457
   Current portion of long-term debt                    4,375,662     1,641,423
   Current portion of capital lease obligations           237,780       252,589
                                                     ------------   -----------
   Total current liabilities                            7,370,687     4,500,478
                                                     ------------   -----------

   Other liabilities                                      133,565        73,256
   Long-term debt (note 3)                              4,451,103     2,451,098
   Capital lease obligations                              185,389       271,969
   Deferred tax liability                                 130,569       130,569
   Advance from stockholder (note 4)                           --     2,000,000
                                                     ------------   -----------
                                                       12,271,313     9,427,370
                                                     ------------   -----------


   Series B preferred stock (note 4), $.001 par
   value
        Authorized:  10,000,000
         Issued and outstanding 8,888,889 [1999:
   Nil]
         Redeemable, retractable and convertible
         Redeemable at $34,487,671                     21,315,355            --
                                                     ------------   -----------


   Stockholders' equity/(deficiency)
   Series A preferred stock, $.001 par value
    Authorized: 15,000,000 shares
    Issued & outstanding: 12,843,960 [1999:
   12,843,960]                                             12,844        12,844
   Class A voting common stock, $.001 par value
    Authorized: 50,000,000 shares
    Issued & outstanding: 14,658,644 [1999:
   14,658,644]                                             14,659        14,659
   Additional paid-in capital                          25,321,666    26,801,118
   Accumulated deficit                               (28,721,762)  (21,744,666)
                                                     ------------   -----------
                                                      (3,372,593)     5,083,955
                                                     ------------   -----------
                                                       30,214,075    14,511,325
                                                     ------------   -----------

  Contingent Liabilities (note 6).
  Subsequent Events (note 10).

  See accompanying notes.

  * Note: The balance sheet as at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  TouchTunes Music Corporation


                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

 [In U.S. dollars]

                                               Quarter   Nine months      Quarter  Nine months
                                                 Ended         ended        Ended        ended
                                             September     September    September    September
[Unaudited]                                   30, 2000      30, 2000     30, 1999     30, 1999
                                            -----------  ------------   ---------- ------------

Revenues
Jukebox revenues                             4,707,591    12,241,459      567,827    1,150,164
Advertising revenues                            75,833       175,833       36,000       36,000
                                            -----------  ------------   ---------- ------------
                                             4,783,424    12,417,292      603,827    1,186,164
                                            -----------  ------------   ---------- ------------

Expenses
Cost of jukebox revenues and direct          3,312,899     8,551,292      358,097      817,957
operating costs
Research and development                       452,098     1,510,388      453,080    1,051,121
General and administrative                   1,066,049     3,008,757      989,311    2,808,315
Sales and marketing                          1,310,060     4,020,993      873,814    2,069,044
Financial expenses                              85,362       576,866      503,098    1,048,586
Depreciation and amortization                  534,970     1,677,511      390,448      823,291
Foreign exchange losses                        (7,342)         7,106       27,254      150,200
                                            -----------  ------------   ---------- ------------
                                             6,754,096    19,352,913    3,595,102    8,768,514
                                            -----------  ------------   ---------- ------------

Net loss before share of net income
(loss) in                                    1,970,672     6,935,621    2,991,275    7,582,350
  Jointly-controlled company and
  corporate income taxes
Share of net income (loss) in jointly-              --            --      (8,191)       35,658
controlled company
Corporate income tax provision                  41,476        41,476           --           --
                                            -----------  ------------   ---------- ------------
Net loss and comprehensive loss              2,012,148     6,977,097    2,999,466    7,546,692

Dividends and accretion of mandatorily-
redeemable Series                            1,008,219     1,479,452           --           --
     B preferred stock
Net loss attributable to common              3,020,367     8,456,549    2,999,466    7,546,692
stockholders
                                            -----------  ------------   ---------- ------------

Per common share (note 5)
Basic and diluted net loss per share              0.21          0.58         0.20         0.51
                                            -----------  ------------   ---------- ------------


See accompanying notes.



TouchTunes Music Corporation


                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]

                                                               Quarter    Nine months       Quarter   Nine months
                                                                 Ended          ended         Ended         Ended
                                                             September  September 30,  September 30     September
[Unaudited]                                                    30 2000           2000          1999      30, 1999
                                                           ------------ -------------- ------------- -------------

OPERATING ACTIVITIES
Net loss                                                   (2,012,148)    (6,977,097)   (2,999,466)   (7,546,692)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Share of net income  (loss) from
jointly-controlled company                                          --             --         8,191      (35,658)
Depreciation and amortization                                  534,970      1,677,511       390,448       823,291
Changes in operating assets and liabilities:
Accounts and other receivables                               (219,336)      (737,006)     (288,337)     (459,720)
Inventory                                                    (449,804)    (1,701,739)            --            --
Prepaid expenses                                              (32,391)       (35,490)      (23,997)      (51,861)
Accounts payable and accrued liabilities                       116,611        150,778        59,530       118,765
Decrease of other current assets                             (101,260)         73,897
                                                           ------------ -------------- ------------- -------------
Cash used in operating activities                          (2,163,358)    (7,549,146)   (2,853,631)   (7,151,875)
                                                           ------------ -------------- ------------- -------------

INVESTING ACTIVITIES
Investment in sales-type leases                            (2,244,440)    (6,717,588)   (2,695,680)   (4,133,893)
Increase in costs of intangibles                             (156,599)      (208,857)     (100,972)     (226,084)
Purchase of other capital assets                              (82,270)      (486,975)     (125,214)     (454,304)
Increase in other assets                                        29,906         91,434
                                                           ------------ -------------- ------------- -------------
Cash used in investing activities                          (2,453,403)    (7,321,986)   (2,921,866)   (4,814,281)
                                                           ------------ -------------- ------------- -------------

FINANCING ACTIVITIES
Increase in amounts due to jointly-controlled
Company                                                             --             --     5,893,970    10,867,957
Advance from private placement                                      --      1,000,000
Proceeds from private placement                                     --     14,000,000            --            --
Share issue costs                                                   --      (164,097)            --            --
Decrease in other liabilities                                   86,219         60,311            --            --
                                                                    --                                         --
Increase in advance from stockholder                                        3,000,000            --
Increase (decrease) in capital lease obligations                35,814      (101,389)            --            --
Increase in long term debt                                   2,664,000      6,044,000            --            --
Repayment of long term debt                                  (591,135)    (1,309,756)            --            --
                                                           ------------ -------------- ------------- -------------
Cash provided by financing activities                        2,194,897     22,529,069     5,893,970    10,867,957
                                                           ------------ -------------- ------------- -------------


Net increase (decrease) in cash and
cash equivalents                                           (2,421,864)      7,657,937       118,473   (1,098,199)
Cash and cash equivalents, beginning
of period                                                   10,799,703        719,902       (5,620)     1,211,052
                                                           ------------ -------------- ------------- -------------
Cash and cash equivalents, end of period                     8,377,839      8,377,839       112,853       112,853
                                                           ------------ -------------- ------------- -------------


See accompanying notes.



TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

September 30, 2000
[In U.S. dollars]


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

The Company has incurred operating losses since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon achieving profitable operations and generating positive cash flow from operations, as well as its ability to obtain further financing, if needed.

The consolidated financial statements at September 30, 2000 and for the nine months ended September 30, 2000, as well as the financial statements of operations for the nine months ended September 30, 1999, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

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

The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results for the fiscal year ending December 31, 2000, or any other future periods.



TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

September 30, 2000
[In U.S. dollars]

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

3.  LONG TERM DEBT

During the quarter ended September 30, 2000, the Company, through its subsidiary, utilized $2,664,000 from its bank term loan facility to pay for jukeboxes manufactured and delivered to jukebox operators. The total proceeds received under its jukebox loan facility aggregate to $9,444,000 as at September 30, 2000. The remaining funds available from its jukebox loan facility is $956,000 as at September 30, 2000.

4.  REDEEMABLE PREFERRED STOCK

On May 18, 2000, the Company issued an aggregate of 8,888,889 shares of Series B preferred stock in exchange for $14,000,000 in cash and $6,000,000 in prior advances to the Company. The aggregate amount of Class A voting common stock issuable upon the conversion of Series B preferred stock is subject to certain antidilutive provisions. The shares of Series B preferred stock have a cumulative preferential dividend rate of 9%, and are convertible, share for share (subject to certain antidilutive provisions), into shares of Class A voting common stock of the Company at the option of the holders. The holders of Series B preferred stock are entitled to one vote for each share of Class A voting common stock into which the shares of Series B preferred stock would be convertible. The holders of Series B preferred stock vote together with the holders of Class A voting common stock as a single class on all matters to be voted upon by the stockholders of the Company. The shares of Series B preferred stock are redeemable by the holders no earlier than January 1, 2004, at a premium of 20%, including the 9% dividend, per annum over the subscription price paid which would be $34,487,671. The redemption premium for the quarter was $1,008,219 and was recorded as a reduction of paid-in capital. The Company has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met, at a redemption price equal to the face value plus accrued premiums and dividends. The Company issued 2,222,222 shares of Series B preferred stock to one of the Company's existing stockholders, CDP Innovation-Sofinov ("Sofinov"), in exchange for proceeds of $5,000,000 previously advanced by Sofinov to the Company. The remaining 6,666,667 shares of Series B preferred stock were issued to a new investor in the Company, CDP TelecomMedia ("TelecomMedia"), in exchange for proceeds of $14,000,000 in cash and $1,000,000 previously advanced by TelecomMedia to the Company.


TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

September 30, 2000
[In U.S. dollars]

5.   BASIC AND DILUTED LOSS PER SHARE

The Series A preferred stock are not included in the computation of basic loss per share because the effect would be antidilutive. The options to purchase Class A voting common stock and Series B preferred stock were not included in the computation of the diluted loss per share because the effect would be antidilutive.

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

On April 19,2000, and September 12, 2000, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares and 571,500 shares, respectively, of Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. On September 12, 2000, an aggregate of 3,918,482 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The exercise price of these options ranges from $1.625 per share to $5.98 per share. The Plan is subject to shareholder approval.

8.  ACCOUNTING PRONOUNCEMENTS

Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101) clarifies certain conditions to be met in order to recognize revenue. The Company is studying the application of this new standard but has not yet determined its impact.

FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statements 137 and 138) is required to be adopted, effective January 1, 2001, for companies with fiscal years ending December 31, 2000. The Company is studying the application of this standard but has not yet determined its impact.



TouchTunes Music Corporation


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

September 30, 2000
[In U.S. dollars]

9. COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation for the current periods.

10.  SUBSEQUENT EVENTS

On October 19, 2000, the Company signed a Vendor Lease Plan Agreement ("Lease Plan") with a leasing company, SierraCities, Inc. ("SierraCities"). Under the Lease Plan, SierraCities will provide lease financing to the Company's qualified operator customers for its Digital Jukeboxes. The Company will receive additional compensation for each Digital Jukebox financed under the Lease Plan. The additional compensation will be partially offset by limited recourse provided by the Company on leases under the Lease Plan.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors, which are not within the control of TouchTunes Music Corporation.


     Operating Results

     TouchTunes Music Corporation (the "Company" or the "Registrant") is involved in the digital distribution of music to interactive music-on-demand applications. The first such application developed and commercialized by the Registrant is its Digital Jukebox. The Registrant currently generates revenues from the U.S. jukebox market.

     The Registrant incurred a net loss of $2,012,148 during the quarter ended September 30, 2000 (the "third quarter"), compared to a net loss of $2,999,466 for the same period in 1999. The increase in revenues during the quarter was partially offset by the increase in expenses, resulting in an overall decrease of 33% in net loss. The loss for the nine-month period ended September 30, 2000, was $6,977,097, compared to $7,546,692 for the same period in 1999, resulting in a decrease of 7.5%.

Net loss attributable to common shareholders for the third quarter of 2000 was $3,020,367 and $8,456,549 for the nine months ended in September 30, 2000. Included in these amounts is an accrued amount of $1,008,219 and $1,479,452, respectively, for dividends and accretion of mandatorily-redeemable Series B preferred stock issued in May 2000 (see "Liquidity and Capital Resources" for more details on the Series B preferred stock).

     Losses before interest, taxes, depreciation and amortization decreased by 35.6% to $1,350,340 for the third quarter 2000, compared to $2,097,729 for the third quarter 1999. Losses before interest, taxes, depreciation and amortization decreased by 18% to $4,681,244, for the nine months ended September 30, 2000 compared to $5,710,473 for the same period in 1999.

     Revenues

     The Registrant generated revenues of $4,783,424 from sales, leases, music services and advertising with respect to its Digital Jukebox during the third quarter of 2000, compared to revenue of $603,827 for the same period in 1999. Revenues for the nine months ended September 30, 2000 were $12,417,292, compared to $1,186,164 for the same period in 1999. Revenues for the nine months in 2000 included a sales return allowance of $221,800, compared to no allowance for the same period in 1999. The increase in revenues was due to significant increases in demand for the Digital Jukebox, as well as increased advertising revenue during the third quarter, as well as for the first nine months of 2000. In addition, the Registrant sold units during the nine months in 2000 and accounted for all new lease transactions as capital leases, resulting in revenues recognized upon the delivery of each Digital Jukebox to the jukebox operators. The Registrant did not sell any jukeboxes during the nine months ended September 30, 1999, and all its leases were accounted for as operating leases, recognizing revenue as the lease payments came due.

     As at September 30, 2000, the Registrant had delivered a total of approximately 2,600 Digital Jukebox units as compared to a total of approximately 800 units as at September 30, 1999.

     The Registrant had advertising revenues of $75,833 during the third quarter of 2000 compared to advertising revenues of $36,000 for the same period in 1999. Advertising revenues for the nine months ended September 30, 2000 were $175,833, compared to $36,000 for the same period in 1999.




     Cost of Jukebox Revenues and Direct Operating Costs

     Cost of jukebox revenues and direct operating costs increased by $2,954,802, from $358,097 in the third quarter of 1999, to $3,312,899 in the third quarter of 2000. For the nine months ended September 30, 2000 the cost of jukebox revenues and direct operating costs increased by $7,733,335 to $8,551,292 from $817,957 for the same period in 1999. The increases were primarily a result of the associated costs of all jukeboxes sold and leased under sales-type leases. For the first nine months of 1999, all jukeboxes were accounted for as operating leases, therefore no related cost of sales was applicable. In addition, direct operating costs consisting mainly of communication, transportation, installation and licensing fees, increased in relation to the greater number of Digital Jukeboxes delivered to jukebox operators.

     Research and Development

     Research and development expenses decreased by $982 from $453,080 in the third quarter of 1999, to $452,098 in the third quarter of 2000. Research and development expenses increased by $459,267 to $1,510,388 for the nine months ended September 30, 2000, compared to $1,051,121 for the same period in 1999. The increases for the nine months of fiscal 2000 were primarily due to headcount growth and the resulting increases in compensation, and benefits to support new projects and the larger network of Digital Jukeboxes.

     General and Administrative

     General and administrative costs increased by $76,738, from $989,311 in the third quarter 1999, to $1,066,049 in the third quarter of 2000. General and administrative costs increased by $200,442 from $2,808,315 in the nine months ended 1999, to $3,008,757 for the same period in 2000. The increases were primarily due to headcount growth and the resulting increases in compensation, and benefit costs.

     Sales and Marketing

     Sales and marketing costs increased by $436,246, from $873,814 in the third quarter of 1999, to $1,310,060 in the third quarter of 2000. For the nine months ended September 30, 2000, sales and marketing costs increased by $1,951,949, to $4,020,993 from $2,069,044 for the same nine month period in 1999. The increases were primarily due to expenses related to headcount growth and higher levels of advertising and promotion.

     Financial Expenses

     Financial expenses decreased by $417,736 from $503,098 in the third quarter of 1999 to $85,362 in the third quarter of 2000. For the nine months ended September 30, 2000, the financial expenses decreased by $471,720, to $576,866 from $1,048,586 for the same period in 1999. The decreases were primarily due to 1999 amounts having included interest charges charged by the Registrant's subsidiary, TouchTunes Digital Jukebox Inc. ("TouchTunes Digital") which became a subsidiary of the Registrant on December 31, 1999. In fiscal year 2000, intercompany interest charges were eliminated upon consolidation. The financial expenses in fiscal year 2000 relate to interest on long-term debt obligations by the Registrant and its subsidiary.

     Depreciation and Amortization

     Depreciation and amortization costs increased by $144,522 from $390,448 in the third quarter of 1999, to $534,970 in the third quarter of 2000. In the nine months ended September 30, 2000, depreciation and amortization increased by $854,220, to $1,677,511, from $823,291 in the same period in 1999. The increases are primarily due to the growth in the number of jukeboxes under operating leases, as well as the addition of other fixed assets.


     Foreign Exchange Losses

     The Registrant experienced a foreign exchange gain of $7,342 during the third quarter 2000, and a total foreign exchange loss of $7,106 for the nine months ended September 30, 2000, compared to a foreign exchange losses of $27,254 and $150,200 for the respective third quarter and nine months ended September 30, 1999. Foreign exchange gains/losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Registrant's subsidiary transacts is the Canadian dollar.

     Share of Net Income (Loss) in Jointly-Controlled Company

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

     Seasonality

     The Registrant has experienced lower sales volume during the summer vacation period in the months of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Registrant's results of operations and have material effects on its financial condition.

     Liquidity and Capital Resources

     At September 30, 2000 the Registrant had cash and cash equivalents of $8,377,839. Cash used by operating activities during the nine months ended September 30, 2000 was $7,549,146, which was mainly attributed to the net loss from operations and the increase in inventory; partially offset by depreciation and amortization. Cash used by investing activities during the nine months ended September 30, 2000 of $7,321,986, was primarily for the investment in jukebox sales type leases and the purchase of other capital assets. Cash provided by financing activities of $22,529,069 was primarily from the issuance of Series B preferred stock, as well as from long-term jukebox bank financing. Collectively, the above activity resulted in a net increase of $7,657,937 from the December 31, 1999 balances of cash and cash equivalents. The Registrant estimates its capital expenditures for the remainder of fiscal year 2000 will amount to approximately $3,000,000. A portion of the funds required for capital expenditures will be paid from the Registrant's cash on hand, and the remaining portion will be obtained from available bank financing facilities. However there can be no assurances that the Registrant or its subsidiary will be able to satisfy all terms and conditions specified by the bank for the full or any use of the bank funds.

On May 18, 2000, the Registrant issued an aggregate of 8,888,889 shares of Series B preferred stock in exchange for $14,000,000 in cash and $6,000,000 in prior advances to the Registrant. The aggregate amount of Class A voting common stock issuable upon the conversion of Series B preferred stock is subject to certain antidilutive provisions. The shares of Series B preferred stock have a cumulative preferential dividend rate of 9%, and are convertible, share for share (subject to certain antidilutive provisions), into shares of Class A voting common stock of the Registrant at the option of the holders. The holders of Series B preferred stock are entitled to one vote for each share of Class A voting common stock into which the shares of Series B preferred stock would be convertible. The holders of Series B preferred stock vote together with the holders of Class A voting common stock as a single class on all matters to be voted upon by the stockholders of the Registrant. The shares of Series B preferred stock are redeemable by the holders no earlier than January 1, 2004, at a premium of 20%, including the 9% dividend, per annum over the subscription price paid which would be $34,487,671. The redemption premium for the quarter was $1,008,219 and was recorded as a reduction of paid-in capital. The Registrant has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met, at a redemption price equal to the face value plus accrued premiums and dividends. The Registrant issued 2,222,222 shares of Series B preferred stock to one of the Registrant's existing stockholders, CDP Innovation-Sofinov ("Sofinov"), in exchange for proceeds of $5,000,000 previously advanced by Sofinov to the Registrant. The remaining 6,666,667 shares of Series B preferred stock were issued to a new investor in the Registrant, CDP TelecomMedia ("TelecomMedia"), in exchange for proceeds of $14,000,000 in cash and $1,000,000 previously advanced by TelecomMedia to the Registrant.



  On October 19, 2000, the Company signed a Vendor Lease Plan Agreement ("Lease Plan") with a leasing company, SierraCities, Inc. ("SierraCities"). Under the Lease Plan, SierraCities will provide lease financing to the Company's qualified operator customers for its Digital Jukeboxes. The Company will receive additional compensation for each Digital Jukebox financed under the Lease Plan. The additional compensation will be partially offset by limited recourse provided by the Company on leases financed under the Lease Plan.

  The Lease Plan is expected to result in a reduction of the Company's capital financing requirements in the future, however, there are no assurances that the Lease Plan will result in the expected levels of financing or be accepted by the Company's operator customers.

     Product Sales and Distribution

  The Registrant has decided to expand its sales efforts by selling and leasing its Digital Jukeboxes through existing coin-operated equipment distributors. The Registrant has signed distributor agency agreements with seven distributors to date and expects to sign several others prior to year-end. The distributors will act as sales agents of the Registrant and will be remunerated based on the number of units they assist the Registrant in selling or leasing. The Registrant believes that its agreements with distributors will result in increased future sales, however, there can be no assurances that such increases in sales will actually occur.

     Accounting Pronouncements

     Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101) clarifies certain conditions to be met in order to recognize revenue. The Company is studying the application of this new standard but has not yet determined its impact.

     FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statement 137 and 138) is required to be adopted effective January 1, 2001 for companies with fiscal years ending December 31, 2000. The Company is studying the application of this standard but has not yet determined its impact.


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) The exhibits listed on the Index of Exhibits of this quarterly report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     (b) Registrant did not file any reports on Form 8-K during the third quarter of 2000.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TOUCHTUNES MUSIC CORPORATION


Dated: November 14, 2000           Per: /s/ Tony Mastronardi
                                   -----------------------------------------
                                     Tony Mastronardi
                                     President and Chief Executive Officer


Dated: November 14, 2000           Per: /s/ Chris Marcolefas
                                   -----------------------------------------
                                     Chris Marcolefas
                                     Principal Financial Officer




                                INDEX OF EXHIBITS


Exhibit
Number                   Description

3.1 Second Amended and Restated Articles of Incorporation, which Exhibit is filed herewith.

3.2 Registrant's Bylaws. Reference is made to Exhibit 3.(i) of Registrant's Registration Statement on Form SB-2 (File No. 33-7006), which Exhibit is incorporated herein by reference.

27        Financial Data Schedule, which Exhibit is filed herewith.




