Form 10KSB
period 2000-12-31
TOUCHTUNES MUSIC CORP
filed 2001-04-02
CIK 894568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES
           AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 AND 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ______ TO ____________

                        COMMISSION FILE NO. 33-55254-447

                            ------------------------

                          TOUCHTUNES MUSIC CORPORATION

                 (Name of small business issuer in its charter)

                NEVADA                                       87-0485304
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

      1800 E. SAHARA, SUITE 107                                 89104
           LAS VEGAS, NEVADA                                 (Zip Code)
    (Address of principal executive
               offices)

                    Issuer's telephone number (702)-792-7405

      Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered under Section 12(g) of the Exchange Act:

            CLASS A VOTING COMMON STOCK (PAR VALUE $.001 PER SHARE)
                                (Title of Class)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenue of its most recent fiscal year. ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR WAS $17,084,660.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a date specified within the past 60 days. THE AGGREGATE MARKET VALUE FOR THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES AS OF MARCH 29, 2001 WAS APPROXIMATELY $3,689,621.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 29, 2001, THE TOTAL NUMBER OF SHARES OF CLASS A VOTING COMMON STOCK OUTSTANDING WAS 14,658,644.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THE FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 (AS AMENDED, THE "SECURITIES ACT") AND
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 (AS AMENDED, THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS THAT ARE NOT WITHIN THE REGISTRANT'S CONTROL.

    Note that all dollar amounts set forth in this annual report on Form 10-KSB are in United States dollars, except where otherwise indicated, and references herein to "CDN" are to Canadian dollars.

ITEM 1.  DESCRIPTION OF BUSINESS

    (a) ORGANIZATION

    TouchTunes Music Corporation (the "REGISTRANT"), is a Nevada corporation formed in 1990. The Registrant is involved in the digital distribution of music content to music-on-demand applications. The first such music-on-demand application developed by the Registrant is its digital jukebox ("DIGITAL JUKEBOX"). The Registrant has become the leading provider of Digital Jukeboxes in the United States and a significant digital distributor of music content, downloading approximately 80,000 songs per month. The Registrant is actively developing new music-on-demand products and applications as part of its strategy to leverage its existing technology, music content and strategic relationships.

    The Registrant's network of Digital Jukeboxes currently plays approximately 6 million songs to an estimated audience of approximately 2 million people each month. This makes the Digital Jukebox network an interesting alternative to radio for promoting record companies and their artists.

    The Registrant was in the development stage until the fourth quarter of 1998, when it began generating revenues from its business operations and implementing its sales and marketing strategy. Since acquiring the exclusive rights to a patented technology for its Digital Jukebox in December 1994, the Registrant has concentrated most of its efforts on the development and marketing of its Digital Jukebox.

    (b) PRODUCTS

    The Digital Jukebox combines, in a single unit, computer systems, telecommunication peripherals, and multimedia hardware. Management believes that the Digital Jukebox is capable of replacing the loading mechanisms, the laser and the high-maintenance parts employed by conventional jukeboxes, with its low-maintenance computer system, capable of storing and reproducing, in digital format (MP3: 128 kbs; 44.1 KHz), any music selection at its original level of quality. All music files are protected from unauthorized usage by using Multi-Media Protocol (MMP) encryption (128 bit) algorithm.

    The core of the Digital Jukebox technology is a proprietary operating system, optimized for high-speed sound reproduction and video animation. The Digital Jukebox is capable of storing, in compressed digital format, 750 songs, upgradable to virtually unlimited capacity. The Digital Jukebox is also equipped with a telecommunication protocol allowing the secure downloading of music to each individual Digital Jukebox from a remote central music library. The result is a high-performance, low-maintenance, remotely-configurable, computer-controlled unit using state-of-the-art technology standards. In the opinion of management, with its integrated and proprietary software program, the Digital Jukebox outperforms any conventional jukebox on the market today for simultaneous sound reproduction, graphics display, video animation, music management, and telecommunication services.

    The operating software accounts for all songs played and automatically generates detailed pay-for-play statements indicating royalty amounts owing to each record label and publishing company. This feature has helped the Registrant obtain performance, recording, and publishing rights for the Digital Jukebox from performance rights societies, various record label companies, and various publishing companies, authorizing the

Registrant to reproduce and play copyrighted music on its Digital Jukeboxes. The statistics generated by Digital Jukeboxes can be used to determine the popularity of artists and titles, together with music preferences and trends. This information on musical tastes is critical to the music industry and can be made available by the Registrant to record label companies. Furthermore, these data-mining capabilities can be used to test market new songs, monitor consumer preference and geographic trends, promote record label companies and their artists, as well as provide other useful information.

    (c) INDUSTRY

    The Digital Jukebox was primarily developed for the jukebox industry. Based on information available to management, it believes that approximately 250,000 conventional jukeboxes are in operation in the United States and approximately 8,000 new units were sold in 2000. There are approximately 2,300 jukebox operators who own these units, which are placed in restaurants, bars, and other similar business venues. Annual gross coinage jukebox revenue in the industry amounts to approximately $2 billion, of which, on average, approximately 50% is retained by location owners and 50% is retained by jukebox operators. The previous significant technological change in the industry occurred in 1987 when CD jukeboxes were introduced; older vinyl jukeboxes were no longer being manufactured by 1991. The Registrant expects the industry to shift to digital technology at a similar pace.

    (d) PATENTS

    To protect its technology, the Registrant has filed twenty-two international patent applications. Fifteen patent applications have been filed in the United States, Europe, Canada, and Japan. Seven patent applications have been filed in the United States and France; these are to be extended to Europe, Canada, and Japan, in 2001.

    The patent applications cover the Registrant's downloading network configuration, operating system technology, title selection, system control methodology, music copyrights protection processes, advertising methodology, interactive music gaming methodology, remote software upgrade methodology, as it applies to the jukebox sector. Other patent applications cover its application to potential markets outside the jukebox industry (residential and other markets) which can be serviced by the same network configuration.

    Six patents have been granted in Europe and two patents have been granted in France. A notice of allowance was received, in 2000, for two patents in the United States. One of these patents was granted on January 30, 2001. The European patents expire on October 12, 2015. The French patents expire on April 14, 2018 and on July 22, 2018, respectively. The United States patent expires on January 30, 2018.

    There can be no assurances as to the scope, validity, or value of such patents and patent applications, nor as to their freedom from infringement by others; the Registrant is not aware of any conflicting patents held by others.

    (e) PROMOTION AND MARKETING

    The Registrant promotes the Digital Jukebox through advertising, its Web-site, spotlight shows, on-site demonstrations, direct mailings, banner ads, and on-premise promotional items. The Registrant also continues to attend all major and selected minor industry trade shows and exhibitions. The two major trade shows in which the Registrant participates each year are the Amusement Showcase International Show and the Amusement & Music Operators Association ("AMOA") held in March and September each year, respectively. These events attract most major participants in the coin-operated industry and generate orders from jukebox operators for the Digital Jukebox.

    The Registrant also participates in various conferences and trade shows relating to music licensing and downloading, as well as other future business interests. The Registrant hosted the Secure Digital Music Initiative ("SDMI") conference in June 2000, in Montreal, Canada.

    The Registrant's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Registrant arranges for the renewal and payment of licensing fees to the performing rights societies, the accountability and disbursements of royalty payments to the record label companies and publishing companies, the ongoing provision of music selections, and the manufacture and delivery of the Digital Jukeboxes to the jukebox operators. In consideration for this, the Registrant sells or leases the Digital Jukeboxes to the jukebox operators. The sales price for each Digital Jukebox is $5,995; with an associated 5-year music and service agreement charging a minimum of $29 per week, which increases to a maximum of $49 per week based on the level of revenues derived from the operation of the Digital Jukeboxes. As of April 1, 2001, the sales price for each Digital Jukebox will be $6,695. The leases have a term of five years and a minimum rate of $69 per week, which increases to a maximum of $89 per week based on the level of revenues derived from the operation of the Digital Jukeboxes. In addition, due to the interactive monitor on each Digital Jukebox, the Registrant is capable of advertising on its Digital Jukeboxes, generating advertising revenue for the Registrant and its jukebox operators. As at December 31, 2000, the Registrant had delivered a total of 2,905 Digital Jukeboxes to jukebox operators, of which approximately 2,750 units had been installed in various locations in the United States.

    The Registrant has sales and lease agreements with approximately
500 operators. Therefore, the loss of any one operator would not have a material impact on the Registrant's business.

    (f) CUSTOMER SERVICE AND TECHNICAL SUPPORT

    The Registrant has established customer service and technical support departments focused on providing the Registrant's customers with value beyond the purchase or lease of the Registrant's Digital Jukebox. The customer service and technical support consists of 24-hours-per-day-7-days-per-week support through a toll-free telephone number. The Registrant also conducts jukebox installation training sessions, providing education and insight into the use of the Registrant's Digital Jukebox.

    (g) MANUFACTURING, ASSEMBLING AND DISTRIBUTION

    The Registrant has secured rights to play music owned by four major record label companies (Universal Music Group, BMG North America, Warner Music Group, and EMI Music Group), as well as several other independent record label companies. The record rights obtained are based on a pay-per-play royalty fee structure. The Registrant is still negotiating with Sony, the other major record label, as well as with several other independent record label companies for the right to play the music owned by such record label companies based on similar pay-per-play royalty fee structures.

    The Registrant has also obtained publishing rights from all of the major publishing companies, as well as rights from over 300 other independent publishing companies. The publishing rights obtained are based on a royalty payable, determined either each time a song is digitally reproduced or downloaded on a Digital Jukebox or on a pay-per-play fee structure. The Registrant continues to negotiate with publishing companies for the right to play music owned by them in the Digital Jukebox.

    The Registrant has entered into an agreement with Bose Corporation ("BOSE") for the commercial manufacturing of the Digital Jukeboxes. The Registrant has also entered into an agreement with 146473 Canada Inc. ("MICROSOURCE") to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The Registrant has arrangements with various telecommunication companies to obtain access into their TCP/IP networks, enabling the digital downloading of music content to its Digital Jukeboxes.

    There can be no assurances that the Registrant will be able to successfully conclude its pending arrangements or renew existing agreements with record label companies and publishing companies for the use of their music, to conclude sufficient leasing arrangements with jukebox operators for the lease and use of the Digital Jukeboxes, to renegotiate key supplier contracts on terms favorable to the Registrant, or to finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukeboxes on a commercially profitable basis.

    (h) PRODUCT DEVELOPMENT

    The Registrant plans to leverage its existing expertise in the secure digital distribution of music through TCP/IP networks, its established relationships with record label companies and publishers, as well as its strategic partnerships with Bose and other key suppliers, to develop other music-on-demand products and applications. The Registrant's current product development efforts are focused on utilizing its core technologies to expand its music-on-demand products and applications.

    The Registrant's growth will be dependent upon the rate of market penetration of the Digital Jukebox, revenues generated from sales, leasing, music services, and advertising on the Digital Jukebox, enhancements to the Digital Jukebox, as well as the introduction of new products and applications. There can be no assurance that any such market penetration and revenue growth will be achieved, or such new products, applications or enhancements will achieve market acceptance. If the Registrant were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Registrant's business, operating results, cash flows and financial condition.

    The Registrant's research and development expenses were approximately $2,093,000 in 2000 and $1,640,000 in 1999.

    (i) COMPETITION

    Competition in the manufacture, distribution and use of conventional jukeboxes is intense. Some manufacturers have other lines of equipment, which they produce in addition to conventional jukeboxes, within the amusement/entertainment industry. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors. All of these manufacturers have far greater experience in the jukebox industry than the Registrant.

    Competition for the Registrant's Digital Jukebox can also be expected from those who seek to design, develop and market units similar to the Digital Jukebox for use in the jukebox industry, with comparable or superior features, technologies and advances. While the Registrant believes the Digital Jukebox is currently superior to any conventional jukebox on the market, there can be no assurance that other technologically-advanced jukeboxes may not be designed and marketed by existing manufacturers or others, in competition with the Digital Jukeboxes of the Registrant.

    The Registrant will face intense competition in commercializing any new music-on-demand products and applications from companies that may have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Registrant.

    (j) EMPLOYEES

    As at December 31, 2000, the Registrant and its wholly-owned subsidiary had a total of 129 employees, which includes 43 in sales, marketing, customer service and customer support, 53 in development, quality assurance and network operations, and 33 in music-related activities, general and administration. All employees are engaged on a full-time basis.

    (k) FUNDING OF THE REGISTRANT'S OPERATIONS

    EQUITY

    Through a series of transactions in 1997, 1998 and 1999, Societe Innovatech du Grand Montreal and SOFINOV Societe financiere d'innovation inc. (the "CANADIAN INVESTORS") acquired, in the aggregate, debentures and equity of TouchTunes Digital Jukebox, Inc. ("TOUCHTUNES DIGITAL") in the principal amount of $20,330,579 and $4,000,000 CDN, respectively. Pursuant to an arrangement between the Registrant and TouchTunes Digital, TouchTunes Digital performs research and development with respect to the Registrant's Digital Jukebox project and provides the Registrant with such other additional services as the Registrant reasonably requests in connection with the implementation of the Digital Jukebox project.

    In December 1999, pursuant a Share Exchange Agreement and an Amended Debenture Put Right agreement between the Registrant and the Canadian Investors, the Canadian Investors exchanged their shares and debentures of TouchTunes Digital for, in the aggregate, 12,843,860 shares of the Registrant's Series A Preferred Stock, par value $.001 per share ("SERIES A PREFERRED STOCK"). As a result of the exchange of shares and debentures, the Registrant became the sole stockholder of TouchTunes Digital.

    On May 18, 2000, the Registrant issued an aggregate of 8,888,889 shares of Series B Preferred Stock, par value $.001 per share ("SERIES B PREFERRED STOCK", and collectively with the Series A Preferred Stock, the "VOTING PREFERRED STOCK") in exchange for $14,000,000 in cash and the conversion of $6,000,000 in prior advances to the Registrant. The shares of Series B Preferred Stock have a cumulative preferential dividend rate of 9%, and are convertible, share-for-share (subject to certain antidilutive provisions), into shares of the Registrant's Class A voting common stock, par value $.001 per share ("COMMON STOCK"), at the option of the holders. The holders of Common Stock are entitled to one vote per share. The holders of each share of Voting Preferred Stock are entitled to a number of votes equal to the number of full shares of Common Stock that can be acquired upon conversion of such Voting Preferred Stock. Holders of record of Common Stock and Voting Preferred Stock will vote together as a single class on all matters to be voted upon by the stockholders of the Registrant. The shares of Series B Preferred Stock are redeemable, by the holders, no earlier than January 1, 2004, at a premium of 20%, including the 9% dividend, per annum over the subscription price paid, which would be $34,487,672. The redemption premium for the year was $2,487,672 and was recorded as a reduction of paid-in capital. The Registrant has an option to redeem the Series B Preferred Stock after June 30, 2002, or earlier, if certain performance targets are met, at a redemption price equal to the face value plus accrued premiums and dividends.

    The Registrant issued 2,222,222 shares of Series B Preferred Stock to one of the Registrant's existing stockholders, CDP Sofinov (formerly known as SOFINOV Societe financiere d'innovation inc.) ("SOFINOV"), in exchange for the conversion of $5,000,000 previously advanced by Sofinov to the Registrant. The remaining 6,666,667 shares of Series B Preferred Stock were issued to a new investor in the Registrant, CDP Capital Communications (formerly known as Capital Communications CDPQ inc.) ("CDP CAPITAL"), in exchange for proceeds of $14,000,000 in cash and $1,000,000 previously advanced by CDP Capital to the Registrant. CDP Capital received $136,370 as a fee for its financial services with respect to this transaction.

    DEBT

    On January 29, 1999, TouchTunes Digital successfully negotiated loan facilities aggregating $2,000,000 CDN with the National Bank of Canada (the "BANK") for financing of equipment acquisitions, leasehold improvements, and research and development expenditures (the "LOAN AGREEMENTS"). The total funds received from these loan facilities to date is $1,250,000 CDN. The security provided to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital, as well as a guarantee from the Registrant for the entire amount. Interest rates on these facilities range from 1.0% to 3.75% over the Bank's Canadian prime rate, with terms ranging from 15 months to 60 months.

    On April 19, 1999, TouchTunes Digital successfully negotiated a term loan facility aggregating $10,400,000 with the Bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by TouchTunes Digital was in the form of security interests on past, present and future assets of TouchTunes Digital, as well as a guarantee from the Registrant for the entire amount. The interest rate on this facility is priced at the Bank's U.S. prime rate, plus 2.55%, in addition to other related fees. The loan will be disbursed in monthly tranche amounts, based on various terms and conditions, with each tranche having a term of 30 months. The Bank has disbursed a total amount of $10,012,000 as at March 21, 2001.

    Based on the Registrant's projections, it will need to raise approximately $3,500,000 to $7,500,000 during the next year to cover its projected costs of operations, to fund Digital Jukebox lease agreements, to expand its sales and marketing activities, as well as to provide the ability to expand its research and development activities. While the Registrant is negotiating with financial institutions and investors for such funds, there can be no assurances that it will be able to raise this on terms satisfactory to the Registrant, or at all. Nor can there be any assurances that the Registrant will interest enough jukebox operators to enter into sales or lease transactions and related Music and Service Agreements, for the Digital Jukeboxes. Finally, there can be no assurances that even if all these events take place, the operations of the Registrant will prove commercially profitable. (See Note 1, "Basis of Financial Statement Presentation and Going Concern Assumption", in the Registrant's Notes to Consolidated Financial Statements.)

ITEM 2.  DESCRIPTION OF PROPERTY

    The Registrant owns no real estate. Its operations are conducted through TouchTunes Digital, its wholly-owned subsidiary. Effective March 1, 1998, TouchTunes Digital entered into a new lease with the existing landlord for a term of 10 years. The premises are comprised of 13,724 square feet of office space and are located at 3 Commerce Place, 4th Floor, Nun's Island, Verdun, Quebec, Canada H3E 1H7. The annual minimum rental is $254,443 CDN. Any renovations and improvements to the above-referenced facility were the responsibility of the landlord.

    The Registrant has a lease for 3,934 square feet of office space at 1110 Cook Road, Suite 100, Buffalo Grove, Illinois 60089, at an annual rental of $72,000, for use as a sales and marketing office. The Registrant has another lease for 1,950 square feet of warehouse space at 1300 Kirk Street, Elk Grove, Illinois 60007, for its parts distribution center, at an annual rent of $17,000. In addition, the Registrant has a lease for 2465 square feet of office space at 8370 Wilshire Boulevard, Suite 209, Beverly Hills, California 90211, at an annual rent of $54,720, for use as a business development, music rights and licensing office. It has other leases for offices at 114 Montgomery Avenue, Level B, Oreland, Pennsylvania and at 1800 East Sahara, Suite 107, Las Vegas, Nevada, both at nominal annual rentals.

    In the opinion of Management, the above-mentioned properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET FOR COMMON STOCK

    The Registrant's Common Stock has traded in the over-the-counter market on the "OTC Bulletin Board" since June 7, 1995. Until December 1998, the symbol was TCMN. The symbol is now TTMC. The quotations below from the National Quotation Bureau, Inc. represent the high and low closing bid and asked prices by quarters for the last two fiscal years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                                               BID PRICES ($)       ASKED PRICES ($)
                                                             -------------------   -------------------
                                                               HIGH       LOW        HIGH       LOW
                                                             --------   --------   --------   --------
1999
January 4 through March 31.................................  $ 4.375    $   2.50   $ 4.8125   $ 3.125
April 1 through June 30....................................  $3.8125    $   1.75   $4.03125   $  2.25
July 1 through September 30................................  $ 2.375    $  1.375   $  2.875   $ 1.625
October 1 through December 31..............................  $2.1875    $  1.375   $   2.50   $ 1.625

2000
January 3 through March 31.................................  $  3.50    $   1.50   $   3.75   $1.8125
April 3 through June 30....................................  $ 2.375    $  1.875   $  2.625   $  2.00
July 3 through September 30................................  $ 2.375    $1.34375   $   2.50   $1.6875
October 2 through December 31..............................  $ 1.625    $   0.75   $  1.875   $  1.00

    On March 29, 2001, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.9375 per share and $1.0625 per share, respectively. On that date, there were approximately 450 holders of record of Common Stock.

    No cash dividends were declared or paid by the Registrant to its stockholders in the last two years. The Loan Agreements entered into with the Bank on January 29, 1999, and April 19, 1999, as described above in Item 1(k) ("Funding of the Registrant's Operations"), require the Registrant to obtain prior written consent from the Bank prior to the distribution of any dividends.

    (b) RECENT SALES OF UNREGISTERED SECURITIES

    In the past three years, the Registrant has made the following private placement of unregistered securities pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) thereof.

    Reference is made to the transactions described in Item 1(k) above ("Funding of the Registrant's Operations"), among the Canadian Investors, the Registrant and the Registrant's wholly-owned subsidiary, TouchTunes Digital, which information is incorporated herein by reference. Based on the present number of shares of Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their 12,843,960 shares of Series A Preferred Stock into 12,843,960 shares of Common Stock, and upon the exchange by Sofinov and CDP Capital of their aggregate 8,888,889 shares of Series B Preferred Stock into 8,888,889 shares of Common Stock, the Canadian Investors and CDP Capital will own approximately 59.7% of the Common Stock outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

    The following discussion and analysis should be read in conjunction with the Registrant's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this annual report.

    Reference is also made to certain risk factors and other business information described in Item 1 above ("Description of Business"), which information is incorporated herein by reference.

    (a) OVERVIEW

    The Registrant was a development-stage company until September 1998. Prior to September 1998, the Registrant's financial resources were used to finance the development of its Digital Jukebox. Revenues, since September 1998, have been generated from sales and leases of the Digital Jukebox to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukebox. The generation of advertising revenues commenced in December 1999. As at December 31, 2000, the Registrant had delivered a total of 2,905 Digital Jukeboxes, as compared with 1,352 units delivered as at December 31, 1999 and 255 units as at December 31, 1998. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technology to other music-on-demand products and applications to other industries.

    The Registrant plays approximately 6 million songs to an estimated audience of approximately 2 million people each month. Management expects the base of installed digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record label companies and their artists. These factors should assist the Registrant in obtaining and/or renewing new agreements with various record companies.

    (b) REVENUES

    Revenues from the Digital Jukebox amounted to approximately $16,800,000 for the year ended December 31, 2000, as compared with approximately $4,000,000 for the year ended December 31, 1999, and approximately $72,000 for the year ended December 31, 1998. The increase in revenues was primarly a result of significant increases in demand for the Digital Jukebox during the year 2000. Also, during the fourth quarter of 1999, the Registrant commenced accounting for all new lease transactions as capital leases, resulting in revenues of $5,995 to be recognized upon the delivery of each Digital Jukebox to jukebox operators. All prior leases were accounted for as operating leases, recognizing revenue as the lease payments came due.

    The Registrant also had advertising revenues of $263,000 in 2000, as compared with $84,000 in 1999. There were no advertising revenues during 1998. Advertising revenues are generated from advertising that is placed on the Digital Jukebox. Due to the interactive monitor on each Digital Jukebox, there is potential that the Registrant will be able to significantly increase advertising revenues in the future.

    (c) EXPENSES

    Total expenses incurred by the Registrant amounted to approximately $28,700,000 for the year ended December 31, 2000, as compared with approximately $15,400,000 for the year ended December 31, 1999, and approximately $5,900,000 for the year ended December 31, 1998. The increase in expenses is directly attributable to the increased resources that were needed to support the high rate of growth in the sales and leases of Digital Jukeboxes. Furthermore, research and development costs increased to approximately $2,100,000 in 2000, from approximately $1,600,000 in 1999, and from approximately $800,000 in 1998. This increase was due to the Registrant's continued development of its technologies to enhance the performance of its Digital Jukebox, as well as leveraging its technology to apply it towards other products and applications. Management expects greater cost efficiencies as the installed base of Digital Jukeboxes increases.

    (d) LIQUIDITY AND CAPITAL RESOURCES

    From March 21, 1997 through March 21, 2001, the Canadian Investors invested an aggregate of $43,330,579 (See Item 1(k), "Funding of the Registrant's Operations"). This has supplied the Registrant with sufficient capital resources to conclude the financing of its start-up activities and to commence commercial operations.

The Registrant estimates it will need to raise approximately $3,500,000 to $7,500,000 during the next year to cover all of its projected operating costs, to fund Digital Jukebox lease agreements, to expand its sales and marketing activities, as well as to provide for the ability to expand its research and development activities. The Registrant is currently negotiating with various financial institutions to raise the required capital resources. The Registrant expects to be able to raise sufficient capital resources from the financial institutions to finance its debt obligations. However, there can be no assurances of the Registrant's ability to successfully negotiate with these or any other financial institutions to raise part or any of the required capital resources. (See Note 1, "Basis of Financial Statement Presentation and Going Concern Assumption", in the Registrant's Notes to the Consolidated Financial Statements.)

    On October 19, 2000, the Registrant signed a Vendor Lease Plan Agreement ("LEASE PLAN") with a leasing company, SierraCities, Inc. ("SIERRACITIES"). Under the Lease Plan, SierraCities will provide lease financing to the Registrant's qualified operator customers for its Digital Jukeboxes. In March 2001, SierraCities was acquired by American Express Travel Related Services Company Inc. The Registrant will receive additional compensation for each Digital Jukebox financed under the Lease Plan. The additional compensation will be partially offset by the limited recourse provided by the Registrant on leases financed under the Lease Plan.

    The Lease Plan is expected to result in a reduction of the Registrant's capital financing requirements in the future, however, there are no assurances that the Lease Plan will result in the expected levels of financing or be accepted by the Registrant's operator customers.

ITEM 7.  FINANCIAL STATEMENTS

    Attached is Appendix A containing the following information:

    - Independent Auditor's Report.

    - Consolidated Balance Sheets as of December 31, 2000 and 1999.

    - Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

    - Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2000, 1999, and 1998.

    - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    (a) DIRECTORS AND OFFICERS

    The executive officers and directors of the Registrant are listed below. The term of each director is for one year.

NAME                     OFFICE                                                          AGE
----                     ------                                                        --------
Tony Mastronardi.......  Chief Executive Officer and Director (since December 1994)       41
                         and Chairman of the Board of Directors (since
                         February 2001)

Guy Nathan.............  Senior Vice President, Secretary and Director (since             57
                         December 1994)

Joel Schoenfeld........  Director (since September 2000)                                  50

Pierre Desjardins......  Director (since December 2000)                                   59

Hubert Manseau.........  Director (since February 2001)                                   54

Sophie Forest..........  Director (since September 2000)                                  32

Roland Ribotti.........  Director (since May 2000)                                        33

Francois Plamondon.....  President (since February 2001) and Chief Operating Officer      43
                         (since January 2000)

Chafye Nemri...........  Chief Technology Officer (since November 2000)                   38

Chris Marcolefas.......  Chief Financial Officer and Vice President, Business             34
                         Development (since February 2001)

John Margold...........  Vice President, Sales (since August 1997)                        49

Linda Komorsky.........  Vice President, Business Affairs, Music Rights                   56
                         and Licenses (since March 1998)

Richard Brayer.........  Vice President, Advertising Revenue and Marketing (since         51
                         January 2001)

    TONY MASTRONARDI, 41, has been a director of the Registrant and its Chief Executive Officer December 1994. On February 8, 2001, Mr. Mastronardi relinquished his role as president to Mr. Francois Plamondon. Mr. Mastronardi was appointed as Chairman of the Board of Directors and continues to be Chief Executive Officer of the Registrant. Mr. Mastronardi has fifteen (15) years of diverse business experience, holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the Registrant's jukebox since its conception. Between 1985 and 1994, Mr. Mastronardi was employed as a Vice President, and then President, of Les Pavages Samacon Inc., a Montreal-based family-owned construction company.

    GUY NATHAN, 57, has been a director of the Registrant and its Secretary since December 1994. Mr. Nathan is a recognized inventor, having patented over 100 intellectual property inventions since 1965. He has founded numerous research and development companies, specializing in a variety of highly innovative products, such as microradars for military use, videodiscs using laser and CD technology, high efficiency DC motors and interactive cable TV. He was directly involved in the creation of photovoltaic-powered television transmitters and repeaters and microwave links; created a photovoltaic-powered modular television set for communal and educational TV use in third world countries; acted as consultant for numerous African countries in matters of telecommunications, more particularly in setting-up radio and television networks by satellite; developed satellite dish antennas for direct television reception in KU band; and developed and patented an interactive cable TV system.

    JOEL SCHOENFELD, 50, has been a director of the Registrant since
September 2000. Mr. Schoenfeld is recognized as one of the entertainment industry's leading experts on international intellectual property, competition, and privacy issues. Mr. Schoenfeld has focused on policy matters impacting the entertainment business, and particularly e-commerce. In recognition of his knowledge in the field of intellectual property, he was appointed in 1999, and continues to serve, as one of 12 Commissioners on the Industry Advisory Commission to the World Intellectual Property Organization. Since 1990, he has been a member of the Executive Board and Central Board of Directors of the International Federation of the Phonographic Industry ("IFPI"). He was elected Chairman of the IFPI Council in 1999, a position he still holds.

    Since April 2000, Mr. Schoenfeld has been a consultant for Schoenfeld Consulting Inc., a consulting firm located in Stamford, Connecticut that focuses on management and organizational issues in international markets and intellectual property issues relating to the music industry.

    From November 1989 to April 2000, Mr. Schoenfeld served as Senior Vice President and General Counsel of BMG Entertainment ("BMG"), the entertainment division of Bertelsmann AG. There, he was responsible for all legal and business affairs of BMG worldwide. His duties included negotiating and analyzing new and existing business ventures and territorial expansion on a global level; international intellectual policy issues; international antitrust and competition legal matters; and privacy and database protection compliance. Also, since 1989, Mr. Schoenfeld has served as an officer or director or both for more than 80 Bertelsmann AG-related companies in more than 35 countries. Prior to joining BMG, Mr. Schoenfeld was General Counsel and Executive Vice President at the Recording Industry Association of America ("RIAA"), and also served on RIAA's Board of Directors.

    Mr. Schoenfeld is currently a director of two U.S. public companies:
ThinkPath Inc. and MindArrow Systems. ThinkPath Inc. provides IT and engineering-recruiting and project-outsourcing services, technical training, and ASP-based skills management technology. MindArrow Systems provides Web-based solutions that enable sales and marketing organizations to improve response rates and shorten sales cycles by replacing printed brochures and direct mail with multimedia messages called eBrochures.

    PIERRE DESJARDINS, 59, has been a director of the Registrant since
December 2000. Since 1996, Mr. Desjardins has been the Chief Executive Officer and Chairman of the Board of Directors of Total Containment Inc., a U.S. public company that offers engineering services, and underground containment equipment, in connection with the conveyance of fuels in service stations in more than 65 countries.

    From 1990 to 1994, Mr. Desjardins served as President and Chief Executive Officer of Domtar Inc., a producer of specialty and fine papers in North America. From 1978 to 1990, Mr. Desjardins served as President of both major divisions of Labatt, La Brasserie Labatt and Labatt Breweries of Canada. In addition, from 1967 until 1978, Mr. Desjardins was the Vice President of Sales at Imperial Tobacco.

    Mr. Desjardins also serves on the Board of Directors of Uni-Select Inc., a Canadian public company that distributes motor vehicle replacement parts, tools, equipment and accessories.

    HUBERT MANSEAU, 54, has been a director of the Registrant since
February 2001. Since 1997, Mr. Manseau has been the President and Chief Executive Officer of Societe Innovatech du Grand Montreal, a high-tech venture capital firm in Canada. From 1995 to 1997, Mr. Manseau was employed at the Centre de recherche informatique de Montreal ("CRIM"), first as Vice President, Administration, Finances and Business Development, and later as Executive Vice President.

    Mr. Manseau is President of the Quebec Venture Capital Association, Reseau Capital. He is also Governor of the "JUNIOR CHAMBER OF COMMERCE OF MONTREAL". Mr. Manseau has been a member of the Board of Directors of the Canadian Network for the Advancement of Research, Industry and Education ("CANARIE"). He also has been a member and Chairman of the Board of the College Edouard-Montpetit, the largest public college in Quebec. Mr. Manseau was a founding member of the Regional Internet Services of Quebec ("RISQ") network, has also served as Vice-Chairman of the Board of Directors of APO-Quebec, a Quebec research and development center for computer educational applications.

    SOPHIE FOREST, 32, has been a director of the Registrant since
September 2000. In 1996, Ms. Forest joined Sofinov as manager. She was promoted to director in 1998, and is now responsible for making and managing investments in the information technologies industry. Before joining Sofinov, Ms. Forest was a director at Bell Canada, a telecommunications company, during 1996. Her responsibilities included supervising the development of business plans with a view to creating new alliances, equity interest and business acquisitions for Bell Canada in Quebec and elsewhere in Canada.

    Ms. Forest serves on the board of directors of a number of high-tech companies in Quebec and elsewhere in Canada.

    ROLAND RIBOTTI, 33, has been a director of the Registrant since May 2000. With experience in finance, including venture capital investments, Mr. Ribotti has held various management positions in the telecommunications sector. Since August 1999, Mr. Ribotti has been a manager at CDP Capital, a subsidiary of the Caisse de depot et placement du Quebec that invests in companies actively operating in the communications field. From January 1997 to August 1999, Mr. Ribotti was Director of Business Investments at Bell Emergis/BCE Capital. From January 1995 to January 1997, Mr. Ribotti was the Associate Director-Finance at Bell Canada.

    Mr. Ribotti is a director of Next Generation Networks Inc., which invented E*billboards, a network of internet enabled digital video screens placed in high traffic places. He is also on the board of directors of many other companies in Quebec and elsewhere in Canada.

    FRANCOIS PLAMONDON, 43, has over 20 years of experience and strategic involvement in various industries, including high technology. Most recently, from July 1996 to March 1999, Mr. Plamondon was Executive Vice President and Chief Financial Officer at Discreet Logic, a leading provider in visual effects, editing, 3D animation and production tools for the creation of digital-moving pictures. He was instrumental in redefining the organizational structure and senior management team within the company. At Discreet Logic, Mr. Plamondon effectively negotiated and closed various strategic acquisitions for the company.

    Prior to Discreet Logic, from 1995 to 1996, Mr. Plamondon was a Partner in Ernst & Young LLP's Corporate Finance Group, and, previously, from 1990 to 1995, was an Audit Partner at Ernst & Young LLP.

    CHAFYE NEMRI, 38, joins the Registrant from Discreet Logic, a leading provider in visual effects, editing, 3D animation and production tools for the creation of digital-moving pictures. There, from 1994 to 1999, he held the position of Director of New Technology and Technology Strategies.

    Mr. Nemri's experience also involved consulting for a number of startup companies in the multimedia, healthcare, and software-development industries, providing them with technical guidance and vision to leverage their products into new, emerging markets. He has performed extensive research for McGill University in the Research Center for Intelligent Machines. He holds a Bachelor of Computer Engineering, with distinction, and a Masters of Electrical Engineering from McGill University, both completed on full scholarships.

    CHRIS MARCOLEFAS, 34, is a chartered accountant and has been with the Registrant since January 1998. From January 1998 to February 8, 2001,
Mr. Marcolefas held the position of Director, Finance. On February 8, 2001, he was appointed to Chief Financial Officer and Vice President, Business Development. From 1993 to 1997, Mr. Marcolefas held management positions at the National Bank of Greece (Canada). Prior, he was an auditor for the professional accounting firm of Ernst & Young LLP in Montreal, Canada. Mr. Marcolefas received his Bachelor of Commerce and graduate degree in Accountancy from Concordia University in Montreal.

    JOHN MARGOLD, 49, has over 20 years of experience of the coin-op industry and has relationships with many jukeboxes operators across the United States. Prior to joining the Registrant, from August 1992 to April 1997, Mr. Margold was a Senior Vice President of NSM America, one of the leading manufacturers of traditional CD jukeboxes, both in the United States and Europe, where he alone accounted for the sales of approximately 6,000 jukeboxes per year. Mr. Margold received a Bachelor of Arts degree in Communications from St. Laurence University in 1973.

    LINDA KOMORSKY, 56, based in Los Angeles, has 25 years experience in the music industry where she has held several senior positions with diverse responsibilities at national and international levels. Most recently, from February 1991 to September 1997, she served on the worldwide management committee of BMG Music Publishing International, as Vice President, International Acquisitions and Marketing. Reporting directly to the CEO,
Ms. Komorsky had specific responsibilities with respect to the strategic growth of BMG Music Publishing at a worldwide level.

    RICHARD BRAYER, 51, has over 27 years of marketing and advertising experiences in various industries. Most recently, from 1999 to 2000, he was Vice President of Consumer Branding for Extendedcare.com, an Internet-based resource linking hospitals and consumers with extended care facilities and services. Prior to that, from 1997 to 1999, he served as Vice President of Advertising for the hardware cooperative, TRU*SERVE, and, from 1992 to 1997, he was the Director of Field Marketing for the automotive service provider, Midas International Corporation. Mr. Brayer received his MBA from Loyola University in Chicago, Illinois.

    (b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The reporting persons Tony Mastronardi and Guy Nathan did not file Form 4 to reflect the stock options granted to them in fiscal 2000. The reporting persons Francois Plamondon, Chafye Nemri, John Margold and Linda Komorsky filed neither Form 3 upon becoming reporting persons of the Registrant, nor Form 4 to reflect the stock options granted to them in fiscal 2000. Such for reporting persons, also, did not file Form 5 within the prescribed time. The Form 5 each of these reporting persons will be filed in April 2001. Francois Plamondon, Chafye Nemri and Linda Komorsky do not own, directly or indirectly, any of the Registrant's Common Stock or preferred stock. John Margold directly owns 1,000 shares of the Registrant's Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

    (a) SUMMARY COMPENSATION TABLE

    The Summary Compensation Table below shows, for the years 1998 through 2000 (except as otherwise noted), the compensation paid or awarded to Mr. Mastronardi, Chairman and Chief Executive Officer, and the four other executive officers of the Company who were employed by the Company as of December 31, 2000 and whose total annual salary and bonus for during the fiscal year ended December 31, 2000 ("FISCAL 2000") exceeded $100,000 (collectively, the "NAMED EXECUTIVES").

--------------------------------------------------------------------------------------------------------------
                                                                                   LONG-TERM
                                                      ANNUAL COMPENSATION        COMPENSATION
                                                  ---------------------------   ---------------
                                                                                    AWARDS
                                                                                ---------------
                                                                                  SECURITIES
                                                                                  UNDERLYING       ALL OTHER
                                        FISCAL       SALARY         BONUS        OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR         ($)            ($)         (# OF SHARES)       ($)**
--------------------------------------------------------------------------------------------------------------
Tony Mastronardi                         2000     150,000 CDN        --           261,000  *      12,423 CDN
President and Chief Executive Officer    1999     150,000 CDN        --             --            12,423 CDN
                                         1998     150,000 CDN        --           261,000  *      12,423 CDN
--------------------------------------------------------------------------------------------------------------
Guy Nathan                               2000     150,000 CDN    25,000 CDN       261,000  *      12,411 CDN
Senior Vice president and Secretary      1999     150,000 CDN        --             --             9,842 CDN
                                         1998     150,000 CDN        --           261,000  *       9,842 CDN
--------------------------------------------------------------------------------------------------------------
Francois Plamondon                       2000     225,000 CDN    112,500 CDN      745,000             --
Chief Financial Officer and              1999         --             --             --                --
Chief Operating Officer                  1998         --             --             --                --
--------------------------------------------------------------------------------------------------------------
John Margold                             2000       135,000        10,000         203,000  *         7,200
Vice President, Sales and Marketing      1999       135,000        20,000           --               7,200
                                         1998       129,808        10,000         93,000   *          --
--------------------------------------------------------------------------------------------------------------
Linda Komorsky                           2000       150,000        40,000         253,000  *         7,200
Vice President, Business Affairs,        1999       110,000        20,000         10,000   *         7,200
Music Rights and Licenses                1998       66,181          5,867         58,000   *          --
--------------------------------------------------------------------------------------------------------------

  * Options originally granted in 1998 and 1999 were cancelled and reissued on April 19, 2000 under the 2000 Plan. The exercise price and terms of the options granted under the 2000 Plan are the same as the exercise price and terms of the options cancelled.

 ** Other compensation relates to automobile benefits.

STOCK OPTIONS

    The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during fiscal 2000 to the Named Executives.

               INDIVIDUAL OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------
                                      NUMBER OF         PERCENTAGE OF
                                      SECURITIES      TOTAL OPTIONS/SARS
                                      UNDERLYING     GRANTED TO EMPLOYEES    EXERCISE PRICE
                                     OPTIONS/SARS       IN FISCAL 2000         PER SHARE
NAME                                   GRANTED               (%)                  ($)          EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------
Tony Mastronardi                        51,000              1.71%                  2.78         April 19, 2010
                                       210,000              7.05%                  2.78       December 31, 2000
----------------------------------------------------------------------------------------------------------------
Guy Nathan                              51,000              1.71%                  2.78         April 19, 2010
                                       210,000              7.05%                  2.78       December 31, 2000
----------------------------------------------------------------------------------------------------------------
Francois Plamondon                     745,000                25%                2.0625         April 19, 2010
----------------------------------------------------------------------------------------------------------------
John Margold                            93,000              3.12%                  2.78         April 19, 2010
                                        75,000              2.52%                2.0625         April 19, 2010
                                        35,000              1.17%                 1.625       September 12, 2010
----------------------------------------------------------------------------------------------------------------
Linda Komorsky                          48,000              1.61%                  2.78         April 19, 2010
                                        20,000              0.67%                  5.98         April 19, 2010
                                        85,000              2.85%                2.0625         April 19, 2010
                                       100,000              3.36%                 1.625       September 12, 2010
----------------------------------------------------------------------------------------------------------------

    The following table summarizes certain information regarding outstanding options held by the Named Executives as of December 31, 2000.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                 OPTIONS/SARS AT           IN-THE-MONEY OPTIONS/SARS
                                                 VALUE           FISCAL YEAR END           AT FISCAL YEAR END ($)(1)
                              SHARES ACQUIRED   REALIZED   ---------------------------   -----------------------------
NAME                            ON EXERCISE       ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
Tony Mastronardi                  --              --          25,500         25,500                   **
----------------------------------------------------------------------------------------------------------------------
Guy Nathan                        --              --          25,500         25,500                   **
----------------------------------------------------------------------------------------------------------------------
Francois Plamondon                --              --         248,340        496,660                   **
----------------------------------------------------------------------------------------------------------------------
John Margold                      --              --          69,000        134,000                   **
----------------------------------------------------------------------------------------------------------------------
Linda Komorsky                    --              --          41,500        211,500                   **
----------------------------------------------------------------------------------------------------------------------

(1) Value is calculated as the difference between the fair market value of a share of Common Stock on December 31, 2000 ($1.0312 per share) and the exercise price of the options.

 ** None of the unexercised options were in-the-money.

    (c) COMPENSATION OF DIRECTORS

    Executive officers of the Registrant who are directors or members of committees of the Board of Directors of the Registrant receive no compensation for serving in such positions. Directors who are not employees of the Registrant receive an annual fee of $3,000 for attendance at 50% of the meetings and attendance fees of $500 per Board and committee meeting. Committee presidents receive $1,000 for attendance. In March 2001, the Registrant's Board of Directors approved the amendment of the compensation for directors. Only the two independent directors, Joel Schoenfeld and Pierre Desjardins, will receive an annual fee of $10,000 for the attendance of at least 50% of the meetings, attendance fees of $1,500 for each Board of Directors meeting in person, $1,000 for each committee meeting in person and $500 for each Board or committee meeting by phone. Committee chairmen will receive an additional $500 per meeting. This amended director compensation package is effective for all meetings held on or after September 12, 2000.

    On August 31, 1998, the Board of Directors granted options to purchase an aggregate of 15,000 shares of the Registrant Class A Common Stock (5,000 shares each) to the Registrant's then three independent directors: Pierre Pharand, Caroline Singleton and Jacques Bourque. The exercise price is $2.78 per share. On August 31, 1999, 50% of these options vested, and the remaining 50% vested on August 31, 2000. The term of the options is ten years and the shares acquired upon exercise will be restricted securities. Pierre Pharand, Jacques Bourque and Caroline Singleton ceased to be directors of the Registrant on April 4, 2000, September 12, 2000 and February 8, 2001, respectively. Consequently, their respective options expired or will expire, as the case may be, ninety (90) days following their termination of directorship. On December 12, 2000, independent directors, Joel Schoenfeld and Pierre Desjardins, each received 20,000 stock options. These stock options vest 50% on December 12, 2001, and the remaining 50% on December 12, 2002.

    (d) EMPLOYMENT AGREEMENTS

    On March 11, 1997, the Registrant entered into an employment agreement (the "MASTRONARDI AGREEMENT") with Tony Mastronardi, its President. The term of his employment is for five years and the salary for his first year of employment was fixed at $125,000 CDN, commencing January 1, 1997. Mr. Mastronardi entered a non-competition and confidentiality agreement with the Registrant for as long as he remains in its employ and for an additional year thereafter. The non-competition covenant will continue for as long as Mr. Mastronardi owns any shares, directly or indirectly, in the Registrant. On August 31, 1998, the Board of Directors increased Mr. Mastronardi's annual base salary to $150,000 CDN retroactively effective to January 1, 1998. In addition, Mr. Mastronardi was granted options to purchase an aggregate of 261,000 shares of Common Stock at an exercise price of $2.78 per share. Options to purchase 51,000 shares will vest at the rate of 12,750 shares on September 1 of each of the four years commencing in the year 1999. Subject to certain contingencies, options to purchase an additional 210,000 shares will vest on December 31, 2000. The vesting conditions were not met on December 31, 2000, and, therefore, these options have expired. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    On March 11, 1997, the Registrant also negotiated an employment agreement (the "NATHAN AGREEMENT") with Guy Nathan, its Senior Vice-President for Research and Development and Secretary. The terms of the employment agreement with Mr. Nathan were identical to the employment agreement entered with Mr. Mastronardi. Mr. Nathan also executed a non-competition and confidentiality agreement in favor of the Registrant on terms identical to those of the non-competition and confidentiality agreement executed by Mr. Mastronardi. On August 31, 1998, the Board of Directors fixed Mr. Nathan's annual base salary at $150,000 CDN retroactively effective to January 1, 1998. In addition,
Mr. Nathan was granted options to purchase an aggregate of 261,000 shares of Common Stock at an exercise price of $2.78 per share. Options to purchase 51,000 shares will vest at the rate of 12,750 shares on September 1 of each of the four years commencing in the year 1999. Subject to certain contingencies, options to purchase 210,000 shares will vest on December 31, 2000. The vesting conditions were not met on December 31, 2000, and, therefore, these options have expired. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions (the "MARGOLD AGREEMENT") of John Margold as the Registrant's Vice-President of Sales and Marketing. His employment is at will, with provisions made for severance payments depending on the length of his employment by the Registrant. Mr. Margold will receive a base annual salary of $135,000. Depending upon his own performance and that of the Registrant, Mr. Margold will be eligible for an annual bonus of up to 100% of his base salary. In addition, Mr. Margold was granted options to purchase an aggregate of 93,000 shares of Common Stock. Options to purchase 12,500 shares at $2.78 per share have vested. Options to purchase an additional 37,500 shares at $2.78 per share will vest at the rate of 12,500 shares on September 1 of each of the three years commencing with 1999 and options to purchase the remaining 43,000 shares at $2.78 per share will vest at the rate of 10,750 shares on September 1 of each of the four years commencing in the year 1999. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions (the "KOMORSKY AGREEMENT") of Linda Komorsky as the Registrant's Vice-President of Business Affairs, Music and Licensing. Her employment is at will, with provisions made for severance payments depending on the length of her employment by the Registrant. Ms. Komorsky will receive a base annual salary of $110,000. Depending upon her own performance and that of the Registrant, Ms. Komorsky will be eligible for an annual bonus of up to 60% of her base salary. In addition, Ms Komorsky was granted options to purchase an aggregate of 68,000 shares of Common Stock. Options to purchase 38,000 shares at $2.78 per share will vest at the rate of 9,500 shares on September 1 of each of the four years commencing with the year 1999. Options to purchase an additional 20,000 shares at $5.98 per share will vest at the rate of 15% on May 26, 1999; 35% on May 26, 2000; and 50% on May 26, 2001. Options to purchase the remaining 10,000 shares at $2.78 per share will vest at the rate of 2,500 shares on May 26 of each of the four years commencing in the year 2000. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    On February 2, 2001, the Registrant entered into an employment agreement (the "PLAMONDON AGREEMENT"), effective fiscal 2000, with Francois Plamondon to assume the responsibilities of Executive Vice-President, Chief Operating Officer and Chief Financial Officer for an indefinite term. On February 9, 2001,
Mr. Plamondon was promoted to President and Chief Operating Officer. The Plamondon Agreement provides for a minimum base salary (currently $225,000 CDN), a bonus of 50% of the base salary, to be approved by the Board of Directors, six weeks paid vacation per fiscal year and other customary benefits. In addition, the Plamondon Agreement confirms the grant of options to purchase 745,000 shares of Common Stock at a price per share of $2.0625, in conformity with the TouchTunes Music Corporation 2000 Long-Term Incentive Plan. Such options vest over a three-year period in equal monthly installments, commencing on January 15, 2000. The Plamondon Agreement provides for the acceleration of the vesting of the options held by Mr. Plamondon upon his disability or death or in the event of a change of control of the Registrant. Also, 20% of all unvested options granted shall become vested upon the filing of a prospectus or registration statement for an offering of shares of Common Stock of the Registrant. The Plamondon Agreement is terminable at any time by the Registrant or by Mr. Plamondon upon three months prior written notice to the Registrant. In the event of termination by the Registrant without cause, the Registrant shall pay Mr. Plamondon severance equal to 18 months of his base salary. Such severance could amount to 24 months if such termination was to occur within a 12-month period following a change of control, a merger, an amalgamation or reorganization. Also, the options that would have vested during the 12-month period following the effective date of a termination shall vest immediately on the date of such termination. Mr. Plamondon is also subject to confidentiality, non-compete and non-solicitation covenants, which are effective during the term of Mr. Plamondon's employment with the Registrant, and for one year thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 29, 2001 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company's voting securities of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Voting Preferred Stock or Common Stock; (ii) each director and nominee for director of the Company;
(iii) each Named Executive; and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF SHARES BENEFICIALLY
                                                         OWNED DIRECTLY OR INDIRECTLY
                                               ------------------------------------------------
                                                               VOTING PREFERRED   TOTAL VOTING    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           COMMON STOCK        STOCK(1)           POWER         CLASS*
------------------------------------------------------------------------------------------------------------
Tony Mastronardi                                10,001,920(2)                      10,001,920        27.0%
4973 Felix-McLearnan Street                        393,090(3)                         393,090         1.1%
Pierrefonds, Quebec H8Y 3L2                         25,500(4)                          25,500        **
------------------------------------------------------------------------------------------------------------
Guy Nathan                                      10,001,920(2)                      10,001,920        27.0%
370 Rue Des Roselins                               393,090(3)                         393,090         1.1%
Nun's Island, Quebec H3E 1Y6                        25,500(5)                          25,500        **
------------------------------------------------------------------------------------------------------------
Tonino Lattanzi                                    328,038                            328,038        **
12 Rue Dubois                                   10,001,920(2)                      10,001,920        27.0%
Clamart 92140 France                               393,090(3)                         393,090         1.1%
                                                    14,666(6)                          14,666        **
------------------------------------------------------------------------------------------------------------
CDP Sofinov                                                        9,235,774(7)     9,235,774        24.9%
1981 McGill College Avenue                                         2,222,222(7)     2,222,222         6.0%
Montreal, Quebec H3A 3C7
------------------------------------------------------------------------------------------------------------
Societe Innovatech du Grand Montreal                               3,608,186(8)     3,608,186         9.7%
2020 University Street
Montreal, Quebec H3A 2A5
------------------------------------------------------------------------------------------------------------
CDP Capital Communications                                         6,666,667(9)     6,666,667        18.0%
1981 McGill College Avenue
Montreal, Quebec H3A 3C7
------------------------------------------------------------------------------------------------------------
Francois Plamondon                                 351,815                            351,815        **
4450 Sherbrooke Street West, Apt. 21
Westmount, Quebec H3Z 1E6
------------------------------------------------------------------------------------------------------------
Pierre Desjardins                                   33,400                             33,400        **
2228 Bear Den Road
Frederick MD 21701
------------------------------------------------------------------------------------------------------------
Chafye Nemri                                       100,008                            100,008        **
61 Belcourt Street
Dollard-Des-Ormeaux, Quebec H9A 1Y2
------------------------------------------------------------------------------------------------------------
Chris Marcolefas                                    33,500                             33,500        **
595 Robertson Street
Saint Laurent, Quebec H4L 1X4
------------------------------------------------------------------------------------------------------------
John Margold                                        86,250(11)                         86,250        **
704 Patton Drive
Buffalo Grove IL 60089
------------------------------------------------------------------------------------------------------------

                                                        NUMBER OF SHARES BENEFICIALLY
                                                         OWNED DIRECTLY OR INDIRECTLY
                                               ------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                               VOTING PREFERRED   TOTAL VOTING    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           COMMON STOCK        STOCK(1)           POWER         CLASS*
------------------------------------------------------------------------------------------------------------
Linda Komorsky                                      72,750(12)                         72,750        **
1600 South Rexford Drive
Los Angeles CA 90035
------------------------------------------------------------------------------------------------------------
All directors and executive officers as a       11,466,437(13)    21,732,849(14)   33,189,286        89.5%
  group (eight persons)
------------------------------------------------------------------------------------------------------------

   * Percentage amounts based on all outstanding voting Common Stock, Series A Preferred Stock, Series B Preferred Stock and options to purchase Common Stock which are exercisable within 60 days of March 21, 2001.

  ** Less than 1%.

------------

 (1) Voting Preferred Stock includes both Series A Preferred Stock and Series B Preferred Stock. The holders of each share of Voting Preferred Stock are entitled to a number of votes equal to the number of full shares of Common Stock that can be acquired upon conversion of such Voting Preferred Stock.

 (2) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, Alfortville 94140 France, the owner of 10,001,920 shares of Common Stock.

 (3) Messrs. Mastronardi, Nathan and Lattanzi own 50%, 16.67% and 33.33%, respectively, of the capital stock of TouchTunes Juke Box Inc., a Canadian corporation, with offices at 4973 Felix-McLearnan, Pierrefonds, Quebec, H8Y 3L2. TouchTunes Juke Box Inc. holds 393,090 shares of Common Stock.

 (4) Represents 25,500 shares of Common Stock subject to options held by Mr. Mastronardi that are exercisable within 60 days of March 29, 2001.

 (5) Represents 25,500 shares of Common Stock subject to options held by Mr. Nathan that are exercisable within 60 days of March 29, 2001.

 (6) Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy. Neturba SRL holds 14,666 shares of Common Stock.

 (7) Represents 9,235,774 shares of Series A Preferred Stock and 2,222,222 shares of Series B Preferred Stock held by CDP Sofinov that are convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 29, 2001.

 (8) Represents 3,608,186 shares of Series A Preferred Stock held by Societe Innovatech du Grand Montreal that are convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 29, 2001.

 (9) Represents 6,666,667 shares of Series B Preferred Stock held by CDP Capital Communications that are convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 29, 2001.

 (10) Represents 351,815 shares of Common Stock subject to options held by Mr. Plamondon that are exercisable within 60 days of March 29, 2001.

 (11) Represents 86,250 shares of Common Stock subject to options held by Mr. Margold that are exercisable within 60 days of March 29, 2001.

 (12) Represents 72,750 shares of Common Stock subject to options held by Mrs. Komorsky that are exercisable within 60 days of March 29, 2001.

 (13) Includes 695,323 shares of Common Stock subject to options that are exercisable within 60 days of March 29, 2001.

 (14) Represents 12,843,960 shares of Series A Preferred Stock and 8,888,889 shares of Series B Preferred Stock that are convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 29, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the transactions described in Item 1(k) above ("Funding of Registrant's Operations"), among the Canadian Investors, the Registrant and the Registrant's wholly-owned subsidiary, TouchTunes Digital, which information is incorporated herein by reference. Based on the present number of shares of the Registrant's Common Stock issued and outstanding (14,658,644 shares), upon the exchange by the Canadian Investors of their 12,843,960 shares of Series A Preferred Stock into 12,843,960 shares of Common Stock, and upon the exchange by Sofinov and CDP Capital of their aggregate 8,888,889 shares of Series B Preferred Stock into 8,888,889 shares of Common Stock, the Canadian Investors and CDP Capital will own approximately 59.7% of the Common Stock outstanding.

    Reference is also made to the employment agreements between the Registrant and certain executive officers, as described in Item 10(d) above ("Employment Agreements").

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibits listed on the Index of Exhibits of this annual report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

    (b) Registrant did not file any reports on Form 8-K during the last quarter covered by this annual report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOUCHTUNES MUSIC CORPORATION

                                          By: /s/ TONY MASTRONARDI
                                          --------------------------------------
                                          Tony Mastronardi

                                          Chairman and Chief Executive Officer

                                          March 29, 2001

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has be signed below by the following persons on behalf of TouchTunes Music Corporation and in the capacities indicated on March 29, 2001.

                      SIGNATURE                                            CAPACITIES
                      ---------                                            ----------
                /s/ TONY MASTRONARDI
     -------------------------------------------       Chairman and Chief Executive Officer
                  Tony Mastronardi

                /s/ CHRIS MARCOLEFAS
     -------------------------------------------       Chief Financial Officer and Vice President,
                  Chris Marcolefas                       Business Development

* Tony Mastronardi, Guy Nathan, Joel Schoenfeld,
Pierre Desjardins, Hubert   Manseau, Sophie Forest,    Directors
Roland Ribotti

*By:                  /s/ CHRIS MARCOLEFAS
             --------------------------------------
                        Chris Marcolefas
        ATTORNEY-IN-FACT, PURSUANT TO POWERS OF ATTORNEY
                         FILED HEREWITH

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         3.1            Second Amended and Restated Articles of Incorporation.
                        Reference is made to Exhibit 3.1 of Registrant's Quarterly
                        Report on Form 10-QSB, for the quarterly period ended
                        September 30, 2000, filed on November 20, 2000, which
                        Exhibit is incorporated herein by reference.

         3.2            Registrant's Bylaws. Reference is made to Exhibit 3.1 of
                        Registrant's Registration Statement on Form SB-2, filed on
                        June 19, 1997, which Exhibit is incorporated herein by reference.

         9.1            Amended and Restated Shareholders' Agreement, dated
                        February 11, 1998, by and among Techno Expres S.A., Societe
                        Innovatech du Grand Montreal, Sofinov and Technical
                        Maintenance Corporation. Reference is made to Exhibit 4 of
                        Registrant's Form 8-K, filed on March 31, 1998, which
                        Exhibit is incorporated herein by reference.

         9.2            Voting Trust and Limited Shareholders Agreement, dated
                        May 18, 2000, among CDP Capital, Sofinov and TouchTunes
                        Digital Jukebox, Inc. Reference is made to Exhibit 3 of the
                        Registrant's Form 8-K, filed on June 2, 2000, which Exhibit is herein by reference incorporated.

        10.1            Summary of International Patent Application for the Digital
                        Jukebox. Reference is made to Exhibit B of Registrant's
                        Form 10-KSB for the fiscal year ended December 31, 1994,
                        which Exhibit is incorporated herein by reference.

        10.2            Lease between TouchTunes Digital Jukebox, Inc. and Jesta
                        Management Corp., dated March 1, 1998, for the premises located at 3 Commerce Place, 4th Floor, Nun's Island,
                        Verdun, Quebec, Canada H3E 1E7 which Exhibit is filed herewith.

        10.3            Employment and Non-Competition Agreement between TouchTunes
                        Digital Jukebox, Inc. and Tony Mastronardi, dated March 11,
                        1997. Reference is made to Exhibit 9 of Registrant's
                        Form 8-K for the month of March 1997, which Exhibit is
                        incorporated herein by reference.

        10.4            Employment and Non-Competition Agreement between TouchTunes
                        Digital Jukebox, Inc. and Guy Nathan, dated March 11, 1997.
                        Reference is made to Exhibit 10 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated
                        herein by reference.

        10.5            Jukebox License Agreement with the American Society of
                        Composers Authors and Publishers, Broadcast Music Inc. and
                        SESAC, Inc., dated March 11, 1997. Reference is made to
                        Exhibit 10.18 of Registrant's Registration Statement on Form
                        SB-2, File No. 333-7006, which Exhibit is incorporated
                        herein by reference.

        10.6            Subscription Agreement for the purchase of 100 Series A
                        Preferred shares of Registrant by the Selling Shareholders.
                        Reference is made to Exhibit 6 of Registrant's Form 8-K for the month of March 1997, which Exhibit is incorporated
                        herein by reference.

        10.7 Registrant's 2000 Long-Term Incentive Plan. Reference is made to Exhibit 4.3 of the Registrant's Form S-8 filing, filed on July 17, 2000.

        10.8            Subscription Agreement, dated May 18, 2000, among CDP
                        Capital, Sofinov and TouchTunes Digital Jukebox, Inc.
                        Reference is made to Exhibit 1 of the Registrant's From 8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.

        10.9            Registration Rights Agreement, dated May 18, 2000, among CDP
                        Capital, Sofinov and TouchTunes Digital Jukebox, Inc.
                        Reference is made to Exhibit 2 of the Registrant's
                        Form 8-K, filed on June 2, 2000, which Exhibit is
                        incorporated herein by reference.

        10.10           Voting Trust and Limited Shareholders Agreement, dated
                        May 18, 2000, among CDP Capital, Sofinov and TouchTunes
                        Digital Jukebox, Inc. Reference is made to Exhibit 3 of the
                        Registrant's Form 8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.11*          OEM Purchase and Development Agreement between TouchTunes
                        Digital Jukebox, Inc. and Bose Corporation, dated June 2,
                        2000, and Amendment No. 1 between TouchTunes Digital
                        Jukebox, Inc. and Bose Corporation, dated August 9, 2000.
                        Reference is made to Exhibit 10.39 of the Registrant's
                        Quarterly Report on Form 10-QSB, filed on August 14, 2000
                        which Exhibit is incorporated herein by reference.

        10.12           Employment Agreement between TouchTunes Digital
                        Jukebox, Inc. and Francois Plamondon, dated February 2,
                        2001, which Exhibit is filed herewith.

        10.13           Employment Agreement between TouchTunes Digital
                        Jukebox, Inc. and Chafye Nemri, dated November 15, 2000, which Exhibit is filed herewith.

        10.14           Employment Agreement between TouchTunes Music Corporation
                        and Richard Brayer, dated January 18, 2001, which Exhibit is filed herewith.

        16.             Letter from Armstrong Gilmour Accountancy Corporation, filed as Exhibit 16 to the Registrant's Form 8-K/A, filed on
                        April 14, 1998, which Exhibit is incorporated herein by
                        reference.

        21.             Schedule of subsidiaries, which Exhibit is filed herewith.

        22.             Consent of Ernst & Young, LLP, independent auditors for the
                        Registrant, dated March 29, 2001, which Exhibit is filed
                        herewith.

        24.             Powers of Attorney, which Exhibit is filed herewith.

------------

* Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Securities and Exchange Commission has granted.

                                   APPENDIX A
                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                     INDEX

                                                                PAGE
                                                              --------
Independent Auditor's Report................................       (i)

Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................      (ii)

Consolidated Statements of Operations for the years ended

December 31, 2000, 1999, 1998,..............................      (iv)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the years ended December 31, 2000, 1999, 1998...........       (v)

Consolidated Statements of Cash Flows for the year ended

December 31, 2000, 1999, 1998...............................      (vi)

Notes to Consolidated Financial Statements..................    (viii)

                       Consolidated Financial Statements

                          TOUCHTUNES MUSIC CORPORATION

                               December 31, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of TouchTunes Music Corporation

We have audited the accompanying consolidated balance sheets of TouchTunes Music Corporation [the "COMPANY"] as at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of operations and cash flows of the Company for each of the three years in the period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Montreal, Canada,                                             ERNST & YOUNG, LLP
March 5, 2001.                                             Chartered Accountants

                          CONSOLIDATED BALANCE SHEETS

As at December 31
[In U.S. dollars]

                                                                 2000         1999
                                                                  $            $
                                                              ----------   ----------
ASSETS [NOTES 1 AND 8]
CURRENT
Cash and cash equivalents...................................   4,369,256      719,902
Trade accounts receivable...................................   1,929,295      621,841
Other receivables...........................................     653,095      424,613
Prepaid expenses and deposits...............................     452,905      251,481
Inventory...................................................   3,961,592    1,736,314
Current portion of investment in sales-type leases
  [NOTE 4]..................................................   1,086,359      617,760
                                                              ----------   ----------
TOTAL CURRENT ASSETS........................................  12,452,502    4,371,911
                                                              ----------   ----------
Investment in sales-type leases [NOTE 4]....................   8,079,415    1,146,668
Property, plant and equipment, net [NOTE 6].................   5,665,911    7,311,058
Intangibles [NOTE 7]........................................     775,121      829,443
Other assets................................................     623,269      852,245
                                                              ----------   ----------
                                                              27,596,218   14,511,325
                                                              ==========   ==========


Approved:
                      /s/ TONY MASTRONARDI                           /s/ GUY NATHAN
                            Director                                    Director

                                                                 2000          1999
                                                                   $             $
                                                              -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities....................    3,843,803     2,479,331
Other liabilities...........................................      144,071       101,678
Income taxes payable........................................       28,453        25,457
Current portion of long-term debt [NOTE 8]..................    4,888,168     1,641,423
Current portion of capital lease obligations [NOTE 9].......      191,978       252,589
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    9,096,473     4,500,478
                                                              -----------   -----------
Other liabilities...........................................      --             73,256
Long-term debt [NOTE 8].....................................    3,611,653     2,451,098
Capital lease obligations [NOTE 9]..........................      164,443       271,969
Deferred tax liability......................................      --            130,569
Advance from stockholder....................................      --          2,000,000
                                                              -----------   -----------
                                                               12,872,569     9,427,370
                                                              -----------   -----------
SERIES B PREFERRED STOCK, $.001 PAR VALUE [NOTE 11]
Authorized: 10,000,000 shares
Issued & outstanding 8,888,889 [1999 -- nil]
Redeemable, retractable and convertible
Redeemable at $34,487,671...................................   22,323,575       --
                                                              -----------   -----------

                                                                 2000          1999
                                                                   $             $
                                                              -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIENCY) [NOTE 12]
Series A preferred stock, $.001 par value
Authorized: 15,000,000 shares
Issued & outstanding: 12,843,960 [1999 -- 12,843,960].......       12,844        12,844
Class A common stock, $.001 par value
Authorized: 50,000,000 shares
Issued & outstanding: 14,658,644 [1999 -- 14,658,644].......       14,659        14,659
Additional paid-in capital [NOTE 11]........................   24,313,446    26,801,118
Accumulated deficit.........................................  (31,940,875)  (21,744,666)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY).....................   (7,599,926)    5,083,955
                                                              -----------   -----------
                                                               27,596,218    14,511,325
                                                              ===========   ===========

Contingencies [NOTE 1]

See accompanying notes

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31
[In U.S. dollars]

                                                                 2000         1999        1998
                                                                  $            $            $
                                                              ----------   ----------   ---------
REVENUES
Jukebox revenues............................................  16,821,327    3,969,165      71,620
Advertising revenues........................................     263,333       84,000      --
                                                              ----------   ----------   ---------
                                                              17,084,660    4,053,165      71,620
                                                              ----------   ----------   ---------
EXPENSES [NOTE 16]
Cost of jukebox revenues and direct operating costs.........  11,551,559    3,724,423     835,498
Research and development....................................   2,092,643    1,640,271     843,421
General and administrative..................................   5,182,282    3,370,011   1,624,067
Sales and marketing.........................................   5,503,967    3,220,226   1,732,753
Financial expenses..........................................     823,748    1,520,807     478,922
Depreciation and amortization...............................   2,202,969    1,668,971     580,017
Foreign exchange losses (gains).............................     (76,299)     235,229    (161,353)
                                                              ----------   ----------   ---------
                                                              27,280,869   15,379,938   5,933,325
                                                              ----------   ----------   ---------
Net loss before share of net loss (income) in
  jointly-controlled company................................  10,196,209   11,326,773   5,861,705
Share of net loss (income) in jointly-controlled company....      --          (28,672)    131,247
                                                              ----------   ----------   ---------
NET LOSS AND COMPREHENSIVE LOSS [NOTE 10]...................  10,196,209   11,298,101   5,992,952
Dividends and accretion of mandatorily redeemable Series B
  preferred stock...........................................   2,487,672       --          --
                                                              ----------   ----------   ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS................  12,683,881   11,298,101   5,992,952
                                                              ==========   ==========   =========
Per common share [NOTE 13]
BASIC AND DILUTED NET LOSS PER SHARE........................        0.87         0.77        0.41

See accompanying notes

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended December 31
[In U.S. dollars]

                                                SERIES A
                                             PREFERRED STOCK      CLASS A COMMON STOCK    ADDITIONAL
                                          ---------------------   ---------------------    PAID-IN     ACCUMULATED
                                                        AMOUNT                  AMOUNT     CAPITAL       DEFICIT        TOTAL
                                            SHARES        $         SHARES        $           $             $             $
                                          ----------   --------   ----------   --------   ----------   -----------   -----------
BALANCES, DECEMBER 31, 1997.............         100     --       14,658,644    14,659     3,483,382   (4,453,613)      (955,571)
Net loss 1998...........................                                                               (5,992,952)    (5,992,952)
                                          ----------    ------    ----------    ------    ----------   -----------   -----------
BALANCES, DECEMBER 31, 1998.............         100     --       14,658,644    14,659     3,483,382   (10,446,565)   (6,948,523)
                                          ----------    ------    ----------    ------    ----------   -----------   -----------
Issuance of Series A preferred stock
  [NOTE 12]
December 30
  $1.87 per share.......................  10,843,860    10,844        --         --       20,319,736       --         20,330,579
December 31
  $1.50 per share.......................   2,000,000     2,000        --         --        2,998,000       --          3,000,000
NET LOSS 1999...........................                                                               (11,298,101)  (11,298,101)
                                          ----------    ------    ----------    ------    ----------   -----------   -----------
BALANCES, DECEMBER 31, 1999.............  12,843,960    12,844    14,658,644    14,659    26,801,118   (21,744,666)    5,083,955
                                          ----------    ------    ----------    ------    ----------   -----------   -----------
Net loss 2000...........................                                                               (10,196,209)  (10,196,209)
Accretion on Series B preferred stock
  [NOTE 11].............................      --         --           --         --       (2,487,672)      --         (2,487,672)
                                          ----------    ------    ----------    ------    ----------   -----------   -----------
BALANCES, DECEMBER 31, 2000.............  12,843,960    12,844    14,658,644    14,659    24,313,446   (31,940,875)   (7,599,926)
                                          ==========    ======    ==========    ======    ==========   ===========   ===========

See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31
[In U.S. dollars]

                                                                 2000          1999          1998
                                                                   $             $             $
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES
Net loss and comprehensive loss.............................  (10,196,209)  (11,298,101)   (5,992,952)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Share of net loss (income) from jointly-controlled
    company.................................................      --            (28,672)      131,247
  Depreciation and amortization.............................    2,202,969     1,668,971       580,017
  Deferred income taxes.....................................     (130,569)      --            --
  Write-off of jukebox spare parts..........................      332,604        12,456       --
  Gain on buyout of jukeboxes for leasing...................     (304,800)      --            --
Changes in operating assets and liabilities:
  Accounts and other receivables............................   (1,535,936)     (629,860)      (34,668)
  Prepaid expenses and deposits.............................     (201,424)      (79,480)     (264,197)
  Inventory.................................................   (2,225,278)      --            --
  Other assets..............................................      228,976      (115,052)      --
  Proceeds on sale of jukeboxes for leasing.................    1,201,527       --            --
  Investment in sales-type leases...........................   (7,401,346)   (1,764,428)      --
  Accounts payable and accrued liabilities..................    1,364,472       899,239       537,816
  Income taxes payable......................................        2,996       --            --
                                                              -----------   -----------   -----------
CASH USED IN OPERATING ACTIVITIES...........................  (16,662,018)  (11,334,927)   (5,042,737)
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES
Assumption of cash on acquisition [note 3]..................      --            543,995       --
Purchase of jukeboxes.......................................     (124,730)      --            --
Increase in costs of intangibles............................     (269,935)     (287,397)     (134,554)
Purchase of other property, plant and equipment.............   (1,241,686)     (496,942)     (275,835)
                                                              -----------   -----------   -----------
CASH USED IN INVESTING ACTIVITIES...........................   (1,636,351)     (240,344)     (410,389)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES
Advance from private placement..............................    1,000,000       --            --
Proceeds from private placement.............................   14,000,000       --            --
Share issue costs relating to private placement.............     (164,096)      --            --
Increase in amounts due to jointly-controlled company.......      --          8,982,421     6,663,405
Increase in other liabilities...............................      285,404       101,700       --
Repayment of other liabilities..............................     (316,267)      --            --
Increase in advance from stockholder........................    3,000,000     2,000,000       --
Repayment of capital lease obligations......................     (264,618)      --            --
Proceeds from long-term debt................................    6,612,000       --            --
Repayment of long-term debt.................................   (2,204,700)      --            --
                                                              -----------   -----------   -----------
CASH PROVIDED BY FINANCING ACTIVITIES.......................   21,947,723    11,084,121     6,663,405
                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    3,649,354      (491,150)    1,210,279
Cash and cash equivalents, beginning of year................      719,902     1,211,052           773
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    4,369,256       719,902     1,211,052
                                                              ===========   ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
The following were exchanged for common stock:
Due to jointly-controlled company...........................      --         20,330,579       --

                                                                 2000          1999          1998
                                                                   $             $             $
                                                              -----------   -----------   -----------
Purchase of Digital shares for preferred shares [note 3]....      --          3,000,000       --
Exchange of advances from stockholder for Series B preferred
  stock.....................................................    6,000,000                     --
                                                              -----------   -----------   -----------
                                                                6,000,000    23,330,579       --
                                                              -----------   -----------   -----------
The following were acquired under capital lease from the
  jointly-controlled company:
  Inventory.................................................      --          1,736,161       --
  Jukeboxes for leasing.....................................      --          3,263,242     1,800,669
                                                              -----------   -----------   -----------
                                                                  --          4,999,403     1,800,669
                                                              ===========   ===========   ===========
SUPPLEMENTARY INFORMATION
Interest paid...............................................      898,448       178,335       --
                                                              -----------   -----------   -----------

See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000
[In U.S. dollars]

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The financial statements of the TouchTunes Music Corporation [THE "COMPANY"] have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

The Company has incurred operating losses since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon its ability to obtain further financing, achieve profitable operations, generate positive cash flow from operations and repay the current portion of long-term debt as disclosed in note 8.

Management is currently negotiating further financing, which, if successfully completed, management believes will be sufficient to allow the Company to operate into the foreseeable future. The outcome of these negotiations cannot be predicted at this time.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company is involved in the digital distribution of music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox. The Company is presently commercializing its digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company is also developing its technology for other music-on-demand applications.

The Company's revenues are generated from the sale of digital jukeboxes, either through outright sales or sales type leases, interest income from the leases and from the servicing of digital jukeboxes. Revenues are also generated from advertising on the digital jukeboxes.

Total sale revenues for the year were $12,196,586 [1999 -- $2,057,067; 1998 -- nil]. Total service revenues for the year were $4,624,741
[1999 -- $1,912,098; 1998 -- $71,620].

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ["TOUCHTUNES DIGITAL"]. All intercompany balances and transactions since the acquisition of control have been eliminated on consolidation.

ACQUISITION

On December 30, 1999, the Company acquired the remaining 50% interest of TouchTunes Digital held by others [note 3]. The purchase method of accounting has been followed. Intercompany operating transactions before the acquisition of control remain non-consolidated. Prior to December 30, 1999, the Company had joint control of TouchTunes Digital and accounted for its investment using the equity method, recording only the Company's share of net income or loss. Note 3 to the financial statements summarizes the effect of the investment on the Statements of Operations.

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

INVENTORY

Inventory consists of jukeboxes. The Company periodically evaluates the carrying value of its inventory and makes any adjustments necessary. Inventories are stated at the lower of cost or market, with cost determined using the average cost for the year.

PROPERTY, PLANT AND EQUIPMENT

Jukeboxes are acquired and assembled by the Company for leasing or sale to its customers. Jukeboxes acquired for leasing under operating leases are depreciated on a straight-line basis over an estimated economic life of five years, commencing with commercial operation of the jukeboxes.

Other property, plant and equipment, including items financed through capital leases, are recorded at cost less applicable research and development tax credits, including, when applicable, salaries directly related to their construction.

Depreciation is provided on the following basis:

Furniture and equipment                  20% declining balance
Vehicles                                 20% declining balance
Computer equipment                       30% declining balance and straight-line
                                         over 5 years
Computer software                        30% declining balance
Computer operating system                Straight-line over 5 years
Digitized music library                  Straight-line over 5 years
PC sound card rights                     Straight-line over 5 years
Jukeboxes for promotion or testing       Straight-line over 5 years
Jukebox spare parts                      Straight-line over 5 years
Leasehold improvements                   Term of lease
Internally developed software            Straight-line over 5 years

FOREIGN CURRENCY TRANSLATION

The functional currency used in the preparation of these consolidated financial statements is the U.S. dollar. The Company's wholly-owned subsidiary, TouchTunes Digital, uses the U.S. dollar as its functional currency.

Monetary assets and liabilities of the subsidiary denominated in foreign currencies are translated into U.S. dollars at rates of exchange prevailing at the balance sheet date and non-monetary items are translated at historical rates. Revenues and expenses are translated into U.S. dollars at rates of exchange in effect at the related transaction dates, except depreciation of assets, which is translated at the same historical exchange rates as the corresponding assets. Exchange gains and losses arising from the translation of foreign currency items are included in the determination of net loss.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense for the year was $424,000 [1999 -- $248,000; 1998 -- $251,000].

DEBT ISSUE COSTS

Debt issue costs are expensed as incurred.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As at December 31, 2000, cash equivalents included commercial paper totaling $3.645 million, maturing
January 9, 2001 and bearing interest at 6.5%.

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

Costs related to the conceptual formation and design of internally developed software were expensed as research and development in prior years. In 2000, in accordance with the SOP, the Company has capitalized $120,382 [1999 -- $12,523] of internal software development costs.

PATENTS

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 2000, legal costs of approximately $270,000 [1999 -- $287,000, 1998 -- $135,000] were capitalized.

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

REVENUE RECOGNITION

Effective November 1, 1999, the Company formally implemented changes to its business approach by offering to sell, as well as lease, its jukeboxes. As a result of these changes, all jukeboxes leased subsequent to November 1, 1999 are accounted for as sales-type leases. Leases entered into prior to November 1, 1999 continue to be accounted for as operating leases, in accordance with Statement of Financial Accounting Standards ["SFAS"] 13.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is received by the customer. Provision is made at the time the related revenue is recognized for estimated product returns. The Company further provides for the estimated cost of product warranties as described below. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from services is recognized as the services are performed. Shipping and handling costs are included in cost of jukebox revenues and direct operating costs. The Company also generates advertising revenue, which is recognized in the period in which it is displayed on the digital jukeboxes.

Effective October 1, 2000, the Company adopted Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements, as amended ["SAB 101"], issued by the Securities and Exchange Commission in December 1999. The Company's adoption of SAB 101 did not result in a change in method of accounting for revenues.

WARRANTY EXPENSE

The Company provides an extensive 5-year warranty on all the jukeboxes sold or leased. The warranty is provided for equally over the 5-year period, based on the estimated average warranty cost per jukebox. As at December 31, 2000, the Company has provided for approximately $446,000 in warranty costs
[1999 -- $126,800; 1998 -- nil].

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

NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of shares of Class A common stock outstanding during the period.

STOCK-BASED COMPENSATION

SFAS No 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ["APB"] No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

BUSINESS SEGMENTS

As at December 31, 2000, the Company is managed as one business segment and, as such, the Company has determined that it does not have separately reportable operating segments.

The Company maintains offices in both the U.S. and Canada. For the period ended December 31, 2000, all of the Company's revenue was earned in the U.S. and $3,321,718 of the Company's assets were held in Canada, with the balance held in the U.S.

ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Accordingly, effective January 1, 2001, the Company adopted this statement. The Company has reviewed these statements and has concluded that they have no impact.

RISKS AND UNCERTAINTIES

The Company currently buys all of its digital jukeboxes and components from a limited group of suppliers. Management believes that other suppliers could provide similar products on comparable terms, however, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results.

COMPARATIVE FIGURES

Certain figures in the 1999 financial statements have been reclassified to conform with the presentation used in 2000.

3.  INVESTMENT IN SUBSIDIARY

CONVERTIBLE DEBENTURES

During 1998 and 1999, CDP Sofinov ["SOFINOV"], and Societe Innovatech du Grand Montreal, [THE "CANADIAN INVESTORS"] subscribed for an aggregate principal amount of $20,330,579 of debentures ["DEBENTURES"] which were issued by TouchTunes Digital. The Company also entered into "Debenture Put Right Agreements" with the Canadian Investors, providing them with the right and option to require the Company to purchase all or any part of the principal amount of the Debentures for the issuance by the Company of its Series A preferred stock, convertible at the option of the holder, share for share, into the Company's Common Stock.

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

The allocation of the purchase price is as follows:

                                                                  $            $
                                                              ----------   ----------
Preferred Shares issued.....................................                3,000,000
Less:
Assets acquired.............................................  10,505,305
Liabilities Assumed.........................................  (7,767,460)   2,737,845
                                                              ----------   ----------
Goodwill....................................................                  262,155
                                                              ==========   ==========

SOURCES OF REVENUES

TouchTunes Digital's revenues are derived from various services provided to the Company, as well as interest earned on its balance due from the Company. Some interest revenue has also been earned through the investment of surplus funds. In addition, TouchTunes Digital earns interest at a rate of 15% on jukeboxes leased to the Company under a master capital lease agreement.

All intercompany revenues and expenses subsequent to December 30, 1999, were eliminated on consolidation.

ANALYSIS OF INVESTMENT

For the years ended December 31, 1999 and 1998, the results of TouchTunes Digital's operations were as follows [in U.S. dollars]:

                                                                1999        1998
                                                                  $           $
                                                              ---------   ---------
Services fees...............................................  3,476,820   2,073,418
Interest income.............................................  1,611,386     441,523
Foreign exchange gain (loss)................................    118,828    (113,880)
                                                              ---------   ---------
Total Revenue...............................................  5,207,034   2,401,061
Expenses (net of Research and Development tax credits)......  5,082,386   2,708,425
                                                              ---------   ---------
Income (loss) from operations...............................    124,648    (307,364)
Income tax recovery (provision for income taxes)............    (67,304)     44,870
                                                              ---------   ---------
Net Income (loss)...........................................     57,344    (262,494)
                                                              =========   =========

4.  INVESTMENT IN SALES-TYPE LEASES

Total minimum lease payments to be received under the sales-type leases are as follows:

                                                                  $
                                                              ----------
2001........................................................   3,481,920
2002........................................................   3,481,920
2003........................................................   3,481,920
2004........................................................   3,495,680
2005........................................................   1,482,189
                                                              ----------
                                                              15,423,629
Less: Unearned interest income 25% [1999 -- $1,271,079].....  (6,026,722)
Less: Allowance for returns and uncollectible lease
  payments..................................................    (231,133)
                                                              ----------
Investment in sales type leases.............................   9,165,774
Less: Current portion.......................................  (1,086,359)
                                                              ----------
                                                               8,079,415
                                                              ==========

5.  JUKEBOXES UNDER OPERATING LEASES

Total minimum lease payments due under operating leases are as follows:

                                                                  $
                                                              ----------
2001........................................................   2,594,124
2002........................................................   2,594,124
2003........................................................   2,567,214
2004........................................................   1,290,371
2005........................................................       1,794
                                                              ----------
                                                               9,047,627
                                                              ==========

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                          ACCUMULATED
                                                                COST      DEPRECIATION      NET
                                                                  $            $             $
                                                              ---------   ------------   ---------
2000
Jukeboxes for leasing.......................................  3,607,345    1,134,925     2,472,420
Computer equipment..........................................  1,227,876      601,568       626,308
Computer software...........................................    451,797      222,776       229,021
Leasehold improvements......................................     81,302       17,585        63,717
Jukebox test units..........................................    146,583       72,258        74,325
Digitized music library.....................................    755,299      171,886       583,413
PC sound card rights........................................    322,597      137,781       184,816
Furniture and equipment.....................................    308,624      117,633       190,991
Jukeboxes for promotion.....................................    237,548       82,991       154,557
Computer operating system...................................    360,000      360,000        --
Jukebox spare parts.........................................    393,673      144,668       249,005
Computer equipment under capital lease......................  1,037,175      472,531       564,644
Vehicles....................................................    171,186       31,365       139,821
Internally developed software...............................    132,905           32       132,873
                                                              ---------    ---------     ---------
                                                              9,233,910    3,567,999     5,665,911
                                                              =========    =========     =========

1999
Jukeboxes for leasing.......................................  5,042,349      718,913     4,323,436
Computer equipment..........................................  1,099,091      392,793       706,298
Computer software...........................................    503,974      163,960       340,014
Leasehold improvements......................................     55,873        9,054        46,819
Jukebox test units..........................................     64,334       12,127        52,207
Digitized music library.....................................    423,457       64,808       358,649
PC sound card rights........................................    270,605       76,125       194,480
Furniture and equipment.....................................    272,513       77,108       195,405
Jukeboxes for promotion.....................................     80,387       24,116        56,271
Computer operating system...................................    360,000      354,000         6,000
Jukebox spare parts.........................................    494,705       95,506       399,199
Computer equipment under capital lease......................    797,228      239,168       558,060
Vehicles....................................................     82,467        8,247        74,220
                                                              ---------    ---------     ---------
                                                              9,546,983    2,235,925     7,311,058
                                                              =========    =========     =========

7.  INTANGIBLES

                                                                          ACCUMULATED
                                                                COST      DEPRECIATION      NET
                                                                  $            $             $
                                                              ---------   ------------   ---------
2000
Patents.....................................................  1,551,555      986,019       565,536
Goodwill....................................................    262,155       52,570       209,585
                                                              ---------    ---------     ---------
                                                              1,813,710    1,038,589       775,121
                                                              =========    =========     =========
1999
Patents.....................................................  1,281,620      714,332       567,288
Goodwill....................................................    262,155       --           262,155
                                                              ---------    ---------     ---------
                                                              1,543,775      714,332       829,443
                                                              =========    =========     =========

8.  LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                              2000        1999
                                                               MATURITY         $           $
                                                              -----------   ---------   ---------
Small Business Loan ["SBL"] [C$66,667] (ii).................         2001      44,459     115,421
Term Loan ["TL"] [C$33,333] (iii)...........................         2001      88,918     230,840
CED Term Loan [C$500,000] (iv)..............................         2004     333,446     346,260
Jukebox Term Loan (v).......................................  2002 - 2003   8,032,998   3,400,000
                                                              -----------   ---------   ---------
                                                                            8,499,821   4,092,521
Less: Current portion.......................................                4,888,168   1,641,423
                                                              -----------   ---------   ---------
                                                                            3,611,653   2,451,098
                                                              ===========   =========   =========

Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of the loans are as follows:

    (i) The SBL, TL and CED Term Loan are collateralized by a guarantee in the amount of $1,167,056, in favour of the bank, collateralized by a first charge on movable property, both corporeal and non-corporeal.

    (ii) Funds received under the Small Business Loans Program sponsored by the Government of Canada were to be used to finance up to 90% of the costs of acquisition and installation of new equipment and site improvements. The SBL bears interest at the Canadian prime rate of the bank plus 3.00%, representing a rate of 10.50% as at December 31, 2000, and is payable in monthly principal installments of $5,557, expiring in August, 2001. This loan is collateralized by a Certificate of Guarantee issued by the Government of Canada, and by a first charge in the amount of $166,722 on all of the equipment.

   (iii) The TL is to be used to finance up to 50% of the costs of acquisition and installation of new equipment and site improvements. This loan bears interest at the Canadian prime rate of the bank plus 3.75%, representing a rate of 11.25% as at December 31, 2000, and is payable in monthly principal installments of $11,115, expiring in August 2001. The loan is collateralized by a charge in the amount of $333,444 on all the Company's equipment, tools and office furniture.

    (iv) The CED facility is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate of the bank plus 3.50%, representing a rate of 11% as at December 31, 2000. Principal repayment will be in thirty-six monthly payments of $9,262 commencing February 2001. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $333,444 on all moveable property.

    (v) On April 19, 1999, the Company successfully negotiated a term loan facility aggregating $10,400,000 with a major Canadian chartered bank for financing the cost of manufacturing jukeboxes. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. As at December 31, 2000, an aggregate of $10,012,000 has been disbursed by the bank in 12 tranches. The facility bears interest at the U.S. prime rate of the bank plus 2.55% representing a rate of 12.05% as at December 31, 2000. Additional compensation must be paid to the bank each year equal to .5% of the Company's annual gross revenues.

The loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk; and a charge on movable property in the amount of $10,400,000.

The Company is not in violation of any of its long-term debt covenants.

The principal payments of long-term debt are as follows:

                                                                  $
                                                              ---------
2001........................................................  4,888,168
2002........................................................  3,138,146
2003........................................................    454,981
2004........................................................     18,526
                                                              ---------
                                                              8,499,821
                                                              =========

9.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments due under the capital leases are as follows:

                                                                  $
                                                              ---------
2001........................................................    208,224
2002........................................................    122,686
2003........................................................     49,390
                                                              ---------
                                                                380,300
Less: Interest portion at rates varying between 3.3% and
  11.7%.....................................................    (23,879)
                                                              ---------
Capital lease obligation....................................    356,421
Less: Current portion.......................................   (191,978)
                                                              ---------
                                                                164,443
                                                              =========

10. INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had continuous losses and there is no assurance that there will be future taxable income which might offset the current loss carryforwards.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                2000                        1999
                                                      -------------------------   ------------------------
                                                      NON -- U.S.      U.S.       NON -- U.S.      U.S.
                                                           $             $             $            $
                                                      -----------   -----------   -----------   ----------
DEFERRED TAX ASSETS
Net operating losses................................    443,038       9,034,724     128,550      5,650,764
Capitalized start-up costs..........................     --           1,205,699      --          1,644,135
Accruals and reserves...............................     --             433,637      --            183,288
Excess of tax basis of financing fees over
  accounting value..................................     41,072         --           56,535         --
Capital loss carryforwards..........................     10,773         --           10,769         --
Research and development............................     67,331         --           --             --
                                                       --------     -----------    --------     ----------
TOTAL DEFERRED TAX ASSETS...........................    562,214      10,674,060     195,854      7,478,187
                                                       ========     ===========    ========     ==========
DEFERRED TAX LIABILITIES
Excess of accounting value of property, plant and
  equipment over tax basis..........................    382,440         221,955     257,100        119,600
Other...............................................     55,211         --           69,323         --
                                                       --------     -----------    --------     ----------
TOTAL DEFERRED TAX LIABILITIES......................    437,651         221,955     326,423        119,600
                                                       ========     ===========    ========     ==========
NET DEFERRED TAX ASSETS
Deferred tax assets.................................    562,214      10,674,060     195,854      7,478,187
Deferred tax liabilities............................    437,651         221,955     326,423        119,600
                                                       --------     -----------    --------     ----------
                                                        124,563      10,452,105    (130,569)     7,358,587
Valuation allowance.................................   (124,563)    (10,452,105)     --         (7,358,587)
                                                       --------     -----------    --------     ----------
NET DEFERRED TAX ASSETS (LIABILITIES)...............     --             --         (130,569)        --
                                                       ========     ===========    ========     ==========

Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,218,081 [1999 -- $3,855,671] for the year.

The Company has net operating loss carryforwards of approximately $26,573,000 for U.S. federal income tax purposes. On May 18, 2000, the Company issued shares which resulted in an ownership change for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's net operating losses which were incurred prior to and including the date of the ownership change will be restricted in terms of their deductibility for subsequent taxation years. The net operating losses expire as follows:

                                                                  $
                                                              ----------
2006........................................................       1,000
2009........................................................      28,000
2010........................................................     290,000
2011........................................................     246,000
2012........................................................     842,000
2018........................................................   2,328,000
2019........................................................  12,330,000
2020........................................................  10,508,000
                                                              ----------
                                                              26,573,000
                                                              ==========

The Company has loss carryforwards of approximately $1,207,000 [C$1,792,000] for Canadian federal income tax purposes, all of which expire between 2005 and 2007. The Company has loss carryforwards of approximately

$971,000 [C$1,442,000], for Canadian provincial income tax purposes, all of which expire between 2006 and 2007.

INVESTMENT TAX CREDITS

Investment tax credits recoverable represent non-refundable Quebec investment tax credits earned on labor costs attributed to research and development activities.

11. REDEEMABLE PREFERRED STOCK

On May 18, 2000, the Company issued an aggregate of 8,888,889 shares of Series B preferred stock in exchange for $14,000,000 in cash and the conversion of $6,000,000 in prior advances to the Company. The shares of Series B preferred stock have a cumulative preferential dividend rate of 9%, and are convertible, share for share [subject to certain antidilutive provisions], into shares of Class A voting common stock of the Company at the option of the holders.

The holders of Series B preferred stock are entitled to one vote for each share of Class A voting common stock into which the shares of Series B preferred stock would be convertible. The holders of Series B preferred stock vote together with the holders of Class A voting common stock as a single class on all matters to be voted upon by the stockholders of the Company. The shares of Series B preferred stock are redeemable by the holders no earlier than January 1, 2004, at a premium of 20%, including the 9% dividend, per annum over the subscription price paid which would be $34,487,672.

The redemption premium for the period was $2,487,672 and was recorded as a reduction of paid-in capital. The Company has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met, at a redemption price equal to the face value plus accrued premiums and dividends.

The Company issued 2,222,222 shares of Series B preferred stock to one of the Company's existing stockholders, Sofinov, in exchange for the conversion of $5,000,000 previously advanced by Sofinov to the Company. The remaining 6,666,667 shares of Series B preferred stock were issued to a new investor in the Company, CDP Capital Communications ["CDP CAPITAL"], in exchange for proceeds of $14,000,000 in cash and $1,000,000 previously advanced by CDP Capital to the Company

12. CAPITAL STOCK

AUTHORIZED

50,000,000 Class A common shares, $.001 par value, authorized. Each common share has the right to one vote per share.

15,000,000 Series A preferred shares, $.001 par value, authorized. Each share of Series A preferred stock can be converted into one share of Class A common stock at the option of the holder. Each Series A preferred share has the right to one vote per share.

ISSUED

                                                                2000       1999
                                                                 $          $
                                                              --------   --------
14,658,644 Class A common stock.............................   14,659     14,659
12,843,960 Series A preferred stock.........................   12,844     12,844
                                                               ------     ------
                                                               27,503     27,503
                                                               ======     ======

The holders of the Class A common stock and Series A preferred stock are entitled to receive any dividends or distributions declared by the Company, on an equal basis, without any distinction as to class.

                                     xviii

PREFERRED STOCK

On August 20, 1999, the Board of Directors authorized the amendment to the Company's Amended and Restricted Articles of Incorporation increasing the authorized Series A preferred stock to 15,000,000 shares from 10,000,000 in 1998.

STOCK OPTIONS

On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan [THE "PLAN"], which provides for the grant to employees, directors, officers, consultants and outside contractors of various types of stock options and common stock. Concurrently, the Board of Directors approved the cancellation of the previous Stock Option Plan approved on August 31, 1998. Stock options under the previous plan were cancelled and new options were issued at the same terms for the same number.

On April 19, 2000, September 12, 2000 and December 12, 2000, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares and 73,000 shares, respectively, of Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. On December 31, 2000, an aggregate of 4,521,834 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

13. BASIC AND DILUTED LOSS PER SHARE

The options to purchase Class A common stock were not included in the computation of the diluted loss per share because the effect would be antidilutive.

The impact of the conversion of the 12,843,960 Series A preferred shares and the 8,888,889 Series B preferred shares were not included in the computation of the diluted loss per share as the effect would be antidilutive.

14. STOCK-BASED COMPENSATION PLANS

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:

                                                                 2000         1999
                                                                  $            $
                                                              ----------   ----------
Net loss attributable to common stockholders................  12,683,881   11,298,101
Pro Forma loss..............................................  13,223,898   11,606,793
Basic and diluted loss per share............................        0.87          .77
Pro Forma basic and diluted loss per share..................        0.90          .79

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

The stockholders of the Company have approved the adoption of the Plan which authorizes the granting of stock options (either non-qualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 2,898,166 shares of the Company's common stock to be acquired by the holders of the stock options.

Under the Plan, non-qualified stock options have been granted to directors and employees for terms of up to four years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 2000, options to purchase 627,795 shares of common stock were exercisable with respect to the Plan [1999 -- 149,735]. Option activity during 2000 and 1999 is summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                                SHARES      PRICE
                                                                  $           $
                                                              ----------   --------
2000
Outstanding, beginning of year..............................     878,918     2.85
Granted.....................................................   3,154,518     2.16
Canceled/surrendered........................................  (1,555,270)    2.67
                                                              ----------     ----
Outstanding, end of year....................................   2,478,166     2.09
                                                              ----------     ----
Exercisable, end of year....................................     627,795     2.32
                                                              ----------     ----
Weighted average fair value of options granted..............                 1.33
                                                              ==========     ====
1999
Outstanding, beginning of year..............................   1,113,978     2.84
Canceled/surrendered........................................    (235,060)    2.78
                                                              ----------     ----
Outstanding, end of year....................................     878,918     2.85
                                                              ----------     ----
Exercisable, end of year....................................     149,735     2.85
                                                              ==========     ====
Weighted average fair value of options granted..............                 1.83
                                                              ==========     ====

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                     2000             1999
                                                                       %               %
                                                              -------------------   --------
Expected life (years).......................................                 5.00    5.00
Risk-free interest rate.....................................        7.00 - 7.50      8.25
Volatility..................................................                0.804    1.012
Dividend yield..............................................                 0.00    0.00

The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                            ------------------------------------------   ----------------------------
                                                           WEIGHTED
                                                            AVERAGE
                                                           REMAINING       WEIGHTED                       WEIGHTED
                                              NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                    OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------                    -----------   -----------   --------------   -----------   --------------
                                                           [months]
1.1875 - 1.625............................     474,500        117            1.56           --            --
2.0625 - 2.78.............................   1,993,666        112            2.20          625,295          2.30
5.98......................................      10,000        112            5.98            2,500          5.98

15. GOVERNMENT GRANT

Government grants on salaries of $221,780 [1999 -- $148,068; 1998 -- $175,250]
are recorded as a reduction of the cost of salaries and are recognized as the Company fulfills hiring requirements.

16. RELATED PARTY TRANSACTIONS

The following related party transactions are not disclosed elsewhere in the financial statements and were concluded between the Company and its subsidiary:

EXPENSES

In 1999, TouchTunes Digital charged the Company $3,480,538 [1998 -- $2,053,787] for research and development, as well as various managerial and ongoing technical support services. The total profit on these services, which is included in the total fees amounts to $124,731 [1998 -- $75,425]. TouchTunes Digital charged the Company $1,017,842 [1998 -- $320,882] in interest on amounts owing during 1999, as well as $554,129 [1998 -- $44,609] in interest relating to the capital master lease agreement.

17. COMMITMENTS

    a)  Contract for operating lease

The Company occupies office facilities under an operating lease that expires in 2008. Future minimum rentals are as follows.

                                                                  $
                                                              ---------
2001........................................................    335,722
2002........................................................    338,770
2003........................................................    234,876
2004........................................................    160,167
2005........................................................    160,167
Thereafter..................................................    347,028
                                                              ---------
                                                              1,576,730
                                                              =========

    b)  Agreement with principal supplier

The Company has provided an inventory security deposit in the amount of $520,000 [C$750,000] to the supplier for the value of the parts and materials that the supplier must procure to support the purchase orders issued for 2001 delivery. Further, the Company's Board of Directors has approved a commitment to spend $750,000 for research and development with the principal supplier and others.

18. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company's short-term financial instruments, including cash and cash equivalents and accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value due to their short maturities. The carrying value of the investment in sales-type leases, capital leases payable and the long-term debt approximates their fair value.

CREDIT RISK

The Company sells and leases its products directly to jukebox operators who place the jukeboxes in various locations throughout the United States. Credit is extended based on an evaluation of each operator's financial condition and generally, collateral is not required. Estimated credit losses and returns have been provided for in the consolidated financial statements and have generally been within management's expectations. As at December 31, 2000, the Company has an allowance for doubtful accounts of $363,000 [1999 -- $100,000].

CURRENCY RISK

As at December 31, 2000, $6,787,267 [1999 -- $1,312,000] of the Company's
consolidated net liabilities were denominated in Canadian dollars. The equivalent Canadian dollar balance as at December 31, 2000 amounted to $10,312,258 [1999 -- $1,895,000].