Form 10KSB/A
period 2000-12-31
TOUCHTUNES MUSIC CORP
filed 2001-04-06
CIK 894568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                            ------------------------

                                 FORM 10-KSB/A

                                   Amendment
                                     No. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PURPOSE OF AMENDMENT

    This Amendment No. 1 to Form 10-KSB (this "Amendment") amends the Annual Report on Form 10-KSB (the "Report") for the fiscal year ended December 31, 2000 of TouchTunes Music Corporation (the "Registrant") filed with the Securities and Exchange Commission on April 2, 2001, for the purpose of
(i) correcting a typographical error which resulted in the overstatement of the Registrant's total expenses in Paragraph (c) of Item 6 - Management's Discussion and Analysis or Plan of Operation, (ii) revising Item 9 to include disclosure of an additional reporting person and (iii) revising Item 11 to include disclosure of a voting trust agreement among certain shareholders of the Registrant and to make certain other corrections.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Paragraph (c) Expenses of Item 6 - Management's Discussion and Analysis or Plan of Operation is hereby amended and restated in its entirety as follows:

(c) EXPENSES

    The total expenses incurred by the Registrant amounted to approximately $27,300,000 for the year ended December 31, 2000, as compared with approximately $15,400,000 for the year ended December 31, 1999, and approximately $5,900,000 for the year ended December 31, 1998. The increase in expenses is directly attributable to the increased resources that were needed to support the high rate of growth in the sales and leases of Digital Jukeboxes. Furthermore, research and development costs increased to approximately $2,100,000 in 2000, from approximately $1,600,000 in 1999, and from approximately $800,000 in 1998. This increase was due to the Registrant's continued development of its technologies to enhance the performance of its Digital Jukebox, as well as leveraging its technology to apply it towards other products and applications. Management expects greater cost efficiencies as the installed base of Digital Jukeboxes increases.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Paragraph (b) Section 16(a) Beneficial Ownership Reporting Compliance of
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act is hereby amended and restated in its entirety as follows:

    The reporting persons Tony Mastronardi and Guy Nathan did not file Form 4 to reflect the stock options granted to them in fiscal 2000. The reporting persons Francois Plamondon, Chris Marcolefas, Chafye Nemri, John Margold and Linda Komorsky filed neither Form 3 upon becoming reporting persons of the Registrant, nor Form 4 to reflect the stock options granted to them in fiscal 2000. Such reporting persons, also, did not file Form 5 within the prescribed time. The Form 5 for each of these reporting persons will be filed in April 2001. Francois Plamondon, Chafye Nemri and Linda Komorsky do not own, directly or indirectly, any of the Registrant's Common Stock or preferred stock. John Margold directly and indirectly owns 1,100 shares of the Registrant's Common Stock. Chris Marcolefas directly owns 3,000 shares of the Registrant's Common Stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 11 - Security Ownership of Certain Beneficial Owners and Management is hereby amended and restated in its entirety as follows:

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

------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF SHARES BENEFICIALLY
                                                         OWNED DIRECTLY OR INDIRECTLY
                                               ------------------------------------------------
                                                                   VOTING PREFERRED   TOTAL VOTING    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           COMMON STOCK            STOCK(1)           POWER         CLASS*
----------------------------------------------------------------------------------------------------------------
Tony Mastronardi                                10,001,920(2)(16)                      10,001,920        27.0%
4973 Felix-McLearnan Street                        393,090(3)                             393,090         1.1%
Pierrefonds, Quebec H8Y 3L2                         25,500(4)                              25,500        **
----------------------------------------------------------------------------------------------------------------
Guy Nathan                                      10,001,920(2)(16)                      10,001,920        27.0%
370 Rue Des Roselins                               393,090(3)                             393,090         1.1%
Nun's Island, Quebec H3E 1Y6                        25,500(5)                              25,500        **
----------------------------------------------------------------------------------------------------------------
Tonino Lattanzi                                    328,038                                328,038        **
12 Rue Dubois                                   10,001,920(2)(16)                      10,001,920        27.0%
Clamart 92140 France                               393,090(3)                             393,090         1.1%
                                                    14,666(6)                              14,666        **
----------------------------------------------------------------------------------------------------------------
CDP Sofinov                                                        9,235,774(7)(16)     9,235,774        24.9%
1981 McGill College Avenue                                         2,222,222(7)(16)     2,222,222         6.0%
Montreal, Quebec H3A 3C7
----------------------------------------------------------------------------------------------------------------
Societe Innovatech du Grand Montreal                               3,608,186(8)(16)     3,608,186         9.7%
2020 University Street
Montreal, Quebec H3A 2A5
----------------------------------------------------------------------------------------------------------------
CDP Capital Communications                                         6,666,667(9)(16)     6,666,667        18.0%
1981 McGill College Avenue
Montreal, Quebec H3A 3C7
----------------------------------------------------------------------------------------------------------------
Francois Plamondon                                 351,815(10)                            351,815        **
4450 Sherbrooke Street West, Apt. 21
Westmount, Quebec H3Z 1E6
----------------------------------------------------------------------------------------------------------------
Pierre Desjardins                                   33,400                                 33,400        **
2228 Bear Den Road
Frederick MD 21701
----------------------------------------------------------------------------------------------------------------
Chafye Nemri                                       100,008(11)                            100,008        **
61 Belcourt Street
Dollard-Des-Ormeaux, Quebec H9A 1Y2
----------------------------------------------------------------------------------------------------------------
Chris Marcolefas                                    36,500(12)                             36,500        **
595 Robertson Street
Saint Laurent, Quebec H4L 1X4
----------------------------------------------------------------------------------------------------------------
John Margold                                        86,350(13)                             86,250        **
704 Patton Drive
Buffalo Grove IL 60089
----------------------------------------------------------------------------------------------------------------

                                                        NUMBER OF SHARES BENEFICIALLY
                                                         OWNED DIRECTLY OR INDIRECTLY
                                               ------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                               VOTING PREFERRED   TOTAL VOTING    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           COMMON STOCK        STOCK(1)           POWER         CLASS*
------------------------------------------------------------------------------------------------------------
Linda Komorsky                                      72,750(14)                         72,750        **
1600 South Rexford Drive
Los Angeles CA 90035
------------------------------------------------------------------------------------------------------------
All directors and executive officers as a       11,126,833(15)          0          11,126,833        30.0%
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

 (11) Represents 100,008 shares of Common Stock subject to options held by Mr. Nemri that are exercisable within 60 days of March 29, 2001.

 (12) Represents 33,500 shares of Common Stock subject to options held by Mr. Marcolefas that are exercisable within 60 days of March 29, 2001 and 3,000 shares of Common Stock held directly by Mr. Marcolefas.

 (13) Represents 85,250 shares of Common Stock subject to options held by Mr. Margold that are exercisable within 60 days of March 29, 2001, 1,000 shares of Common Stock held directly by Mr. Margold and 100 shares of Common Stock held indirectly by Mr. Margold through his children.

 (14) Represents 72,750 shares of Common Stock subject to options held by Mrs. Komorsky that are exercisable within 60 days of March 29, 2001.

 (15) Includes 695,323 shares of Common Stock subject to options that are exercisable within 60 days of March 29, 2001.

 (16) These shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock are subject to a Voting Trust and Limited Shareholders Agreement, dated May 18, 2000 (the "Voting Agreement"), among Techno Express, CDP Sofinov, Societe Innovatech du Grand Montreal, CDP Capital Communications (collectively, the "Investors") and the Registrant. Pursuant to the terms of the Voting Agreement, subject to certain minimum stock ownership requirements, the Investors shall vote to ensure that at least seven directors be elected to the Board of Directors of the Registrant. Of the seven directors, three shall be nominees of CDP Sofinov, Societe Innovatech du Grand Montreal and CDP Capital Communications, two shall be nominees of Techno Express, and the remaining two shall be nominees of such five nominees. The Investors have certain enumerated approval rights, rights of first refusal, piggyback rights and rights of forced sale if the Registrant fails to redeem. The Voting Agreement terminates upon the happening of one of the following: (i) all of the issued and outstanding shares of the Registrant are owned by one person, (ii) the bankruptcy or dissolution (whether voluntary or involuntary) of the Registrant or (iii) by written consent of all of the Investors. Reference is made to Exhibit 3 of the Registrant's Form 8-K filed on June 2, 2000, which Exhibit is incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOUCHTUNES MUSIC CORPORATION

                                          By:    *
                                          --------------------------------------
                                          Tony Mastronardi

                                          Chairman and Chief Executive Officer

                                          April 5, 2001

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has be signed below by the following persons on behalf of TouchTunes Music Corporation and in the capacities indicated on April 5, 2001.


           SIGNATURE                               CAPACITIES
           ---------                               ----------

              *
  ------------------------------    Chairman and Chief Executive Officer
       Tony Mastronardi

              *
  ------------------------------    Chief Financial Officer and Vice President,
       Chris Marcolefas               Business Development

* Tony Mastronardi, Guy Nathan,
  Joel Schoenfeld,
  Pierre Desjardins, Hubert Manseau,
  Sophie Forest,                    Directors
  Roland Ribotti


*By:                  /s/ CHRIS MARCOLEFAS
             --------------------------------------
                        Chris Marcolefas
        ATTORNEY-IN-FACT, PURSUANT TO POWERS OF ATTORNEY
                      FILED WITH THE REPORT