Form 10QSB
period 2001-03-31
TOUCHTUNES MUSIC CORP
filed 2001-05-15
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ________ to ___________


                        Commission File No.: 33-55254-447


                          TOUCHTUNES MUSIC CORPORATION
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)


             NEVADA                                   87-0485304
             ------                                   ----------
    (State or other jurisdiction        (I.R.S. Employer Identification Number)
   of incorporation or organization)



                                 1800 E. SAHARA
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                             -----------------------
                    (Address of principal executive offices)

                                 (702) 792 -7405
                                 ---------------
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 15, 2001, 14,658,644
SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transition Small Business Disclosure Format (check one): Yes [ ] No [X]

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX


                                                                           PAGE
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets as of March 31, 2001 (unaudited)
        and December 31, 2000............................................    3

        Consolidated Statements of Operations for the three months
        ended March 31, 2001 (unaudited) and 2000........................    5

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 2001 (unaudited) and 2000........................    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................   10

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings................................................   12

Item 2. Change in Securities.............................................   12

Item 3. Defaults Upon Senior Securities..................................   13

Item 4. Submission of Matters to a Vote of Security Holders..............   13

Item 5. Other Information................................................   13

Item 6. Exhibits and Reports on Form 8-K.................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended March 31, 2001 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2000.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


                           CONSOLIDATED BALANCE SHEETS


[In U.S. dollars]

                                                               MARCH 31,       December 31,
                                                                 2001              2000
                                                                   $                 $
                                                             -----------       ------------
                                                             (UNAUDITED)          (Note*)
      ASSETS
      CURRENT
      Cash and cash equivalents                                  837,266          4,369,256
      Trade accounts receivable                                3,537,723          1,929,295
      Other receivables                                          577,017            653,095
      Prepaid expenses and deposits                              251,087            452,905
      Inventory                                                4,046,412          3,961,592
      Current portion of investment in sales-type leases         974,089          1,086,359
                                                              ----------         ----------
      TOTAL CURRENT ASSETS                                    10,223,594         12,452,502
                                                              ----------         ----------

      Investment in sales-type leases                          6,882,741          8,079,415
      Property, plant and equipment, net                       5,436,099          5,665,911
      Intangibles                                                696,113            775,121
      Other assets                                               647,701            623,269
                                                              ----------         ----------
                                                              23,886,248         27,596,218
                                                              ==========         ==========


* Note: The balance sheet as at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

TOUCHTUNES MUSIC CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

                                                               MARCH 31,       December 31,
                                                                 2001              2000
                                                                   $                 $
                                                             -----------       ------------
                                                             (UNAUDITED)          (Note*)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     CURRENT LIABILITIES
     Accounts payable and accrued liabilities                  3,838,510          3,843,803
     Income taxes payable                                         86,387             28,453
     Other liabilities                                            69,570            144,071
     Current portion of long-term debt                         4,948,620          4,888,168
     Current portion of capital lease obligations                146,702            191,978
                                                              ----------         ----------
     TOTAL CURRENT LIABILITIES                                 9,089,789          9,096,473
                                                              ----------         ----------

     Long-term debt                                            2,482,550          3,611,653
     Capital lease obligations                                   128,052            164,443
                                                              ----------         ----------
                                                              11,700,391         12,872,569
                                                              ----------         ----------

     SERIES B PREFERRED STOCK, $0.001 PAR VALUE
     Authorized: 10,000,000 shares
     Issued & outstanding: 8,888,889 shares
     Redeemable, retractable and convertible
     Redeemable at $34,487,671                                23,309,876         22,323,575
                                                              ----------         ----------

     STOCKHOLDERS' DEFICIENCY
     Series A preferred stock, $.001 par value
     Authorized: 15,000,000 shares
     Issued & outstanding: 12,843,960                             12,844             12,844
     Class A common stock, $.001 par value
     Authorized: 50,000,000 shares
     Issued & outstanding: 14,658,644                             14,659             14,659
     Additional paid-in capital                               23,327,145         24,313,446
     Accumulated deficit                                     (34,478,667)       (31,940,875)
                                                              ----------         ----------
     TOTAL STOCKHOLDERS' DEFICIENCY                          (11,124,019)        (7,599,926)
                                                              ----------         ----------
                                                              23,886,248         27,596,218
                                                              ==========         ==========


     SEE ACCOMPANYING NOTES.

     * Note: The balance sheet as at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

TOUCHTUNES MUSIC CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


Three months ended March 31
[In U.S. dollars]


                                                                 2001             2000
                                                                   $                $
                                                             -----------       ----------
                                                             (UNAUDITED)       (unaudited)
      REVENUES                                                4,308,876          3,664,487
                                                              ---------          ---------

      EXPENSES
      Cost of jukebox revenues
           and direct operating costs                         2,797,299          2,546,152
      Research and development                                  475,335            518,384
      General and administrative                              1,402,633          1,377,979
      Sales and marketing                                     1,460,577          1,275,950
      Financial expenses                                        309,943            231,558
      Depreciation and amortization                             505,172            536,413
      Foreign exchange gain                                   (104,291)            (23,402)
                                                              ---------          ---------
                                                              6,846,668          6,463,034
                                                              ---------          ---------

      NET LOSS AND COMPREHENSIVE LOSS                         2,537,792          2,798,547
      Dividends  and  accretion of  mandatorily
      redeemable Series B preferred stock                       986,301                  -
                                                              ---------          ---------
      NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS            3,524,093          2,798,547
                                                              =========          =========
      Per common share
      Basic and diluted net loss per share                         0.24               0.19


      SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31
[In U.S. dollars]

                                                                 2001             2000
                                                                   $                $
                                                             -----------       ----------
                                                             (UNAUDITED)       (unaudited)
    OPERATING ACTIVITIES
    Net loss and comprehensive loss                           (2,537,792)        (2,798,547)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                           505,172            536,413
        Gain on buyout of jukeboxes for leasing                  (37,672)                 -
    Changes in operating assets and liabilities:
         Accounts and other receivables                       (1,532,350)          (250,449)
         Inventory                                               (84,820)          (110,370)
         Prepaid expenses and deposits                           201,818            (71,492)
        Other assets                                             (24,432)           145,666
         Accounts payable and accrued liabilities                 (5,293)          (176,467)
        Income taxes payable                                      57,934                  -
         Other liabilities                                       (74,501)                 -
                                                               ---------          ---------
    CASH USED IN OPERATING ACTIVITIES                         (3,531,936)        (2,725,246)
                                                               ---------          ---------

    INVESTING ACTIVITIES
    Investment in sales-type leases                                    -         (2,170,603)
    Decrease in sales-type leases                              1,308,944                  -
    Increase in costs of intangibles                             (11,968)            (3,543)
    Purchase of other property, plant, and equipment            (275,737)          (359,359)
    Purchase of jukeboxes as capital assets                      (59,783)                 -
    Disposal of jukeboxes as capital assets                      188,808                  -
    Decrease in other assets                                           -             26,733
                                                               ---------          ---------
    CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                  1,150,264         (2,506,772)
                                                               ---------          ---------

    FINANCING ACTIVITIES
    Decrease in other liabilities                                      -            (69,602)
    Increase in advance from stockholder                               -          3,000,000
    Decrease in capital lease obligations                        (81,667)           (66,375)
    Increase in (repayment of) long-term debt                 (1,068,651)         2,292,909
                                                               ---------          ---------
    CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                 (1,150,318)         5,156,932
                                                               ---------          ---------

    NET DECREASE IN CASH AND CASH EQUIVALENTS                 (3,531,990)           (75,086)
    Cash and cash equivalents, beginning of period             4,369,256            719,902
                                                               ---------          ---------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                     837,266            644,816
                                                               =========          =========


SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2001
[In U.S. dollars]

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox (the "Digital Jukebox"), which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. Revenues are derived from selling and leasing the Digital Jukebox units, as well as providing music services and advertising through its Digital Jukebox network. The Company is also developing its technology for other music-on-demand applications.

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

The Company has incurred operating losses since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon its ability to obtain further financing, achieve profitable operations, generate positive cashflow from operations, and repay the current portion of long-term debt.

Based upon the Company's estimated cash requirements, it is expected that additional funds will be required before the end of May 2001. Management is currently negotiating further financing which, if successfully completed, management believes will be sufficient to allow the Company to operate into the foreseeable future. The outcome of these negotiations cannot be predicted at this time.

The consolidated financial statements at March 31, 2001 and for the three months ended March 31, 2000 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the fiscal year ending December 31, 2001 or any other future periods.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2001
[In U.S. dollars]

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING
   CONCERN ASSUMPTION  [CONT'D]

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant intercompany balances and transactions since acquisition of control have been eliminated on consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIEs and SFAS No. 137 DEFERRAL OF EFFECTIVE DATE. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The adoption of this standard on January 1, 2001 did not have a material impact on the Company's financial position or results of operations for the current period

COMPARATIVE FIGURES

Certain figures in the 2000 financial statements have been reclassified to conform with the presentation used in 2001.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2001
[In U.S. dollars]

4. BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the three months ended March 31, is as follows:


                                                                2001              2000
                                                                  $                 $
                                                             ----------        ----------
       Loss to common shareholders                            3,524,093         2,798,547
                                                             ----------        ----------
       Weighted  average  shares  outstanding  used to
          compute basic and diluted net loss per share       14,658,644        14,658,644
                                                             ----------        ----------
       Basic and diluted net loss per share                         .24               .19
                                                             ==========        ==========


The options to purchase Class A common stock were not included in the computation of the diluted loss per share, as the effect would be antidilutive.

The impact of the conversion of the 12,843,960 Series A preferred shares and the 8,888,889 Series B preferred shares were not included in the computation of the diluted loss per share, as the effect would be antidilutive.

5. STOCK OPTIONS

On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and common stock.

On April 19, 2000, September 12, 2000, December 12, 2000, and March 16, 2001, the Board of Directors granted stock options to purchase an aggregate of 2,501,018 shares, 571,500 shares, 73,000 shares, and 792,630 shares, respectively, of Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to shareholders beneficially owning 5% or more of the Company's common stock, which are exercisable over a period of five years. On March 31, 2001, an aggregate of 4,521,834 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH ARE NOT WITHIN THE COMPANY'S CONTROL.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, including the notes thereto.

BACKGROUND AND FINANCIAL OVERVIEW

The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukebox. Revenues, since September 1998, have been generated from sales and leases of the Digital Jukebox to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukebox. As at March 31, 2001, the Company had delivered a total of 3,270 Digital Jukeboxes as compared with 1,700 units delivered as at March 31, 2000. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

The Company plays approximately 7 million songs to an estimated audience of approximately 3 million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record label companies and their artists. These factors should assist the Company in obtaining and/or renewing new agreements with various record companies.

Effective April 1, 2001 the Company has increased the selling price of its Digital Jukebox to $6,695 from $5,995 to offset increases in costs related to production and other direct and indirect costs.

As part of its sales and market penetration strategy, the Company has entered into Distributor Agency Agreements with 10 key distributors throughout the United States and has developed new sales programs. There can be no assurances, however, that the Company's sales and market penetration strategies will be successful in increasing sales revenues.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
2001 COMPARED TO MARCH 31, 2000


The Company incurred a net loss of approximately $2,538,000 during the three-month period ended March 31, 2001 ("the first quarter 2001") as compared to a net loss of approximately $2,799,000 for the corresponding period in 2000 ("the first quarter 2000").

Net loss attributable to common shareholders for the first quarter 2001 was approximately $3,524,000 as compared to approximately $2,799,000 for the first quarter 2000. The first quarter 2001 loss includes a non-cash charge of approximately $986,000 for dividends and accretion of mandatorily redeemable Series B preferred stock that was issued in May 2000. No charge was recorded during the corresponding period of 2000 as the Series B preferred stock had not been issued.

REVENUES

Revenues from the Digital Jukebox amounted to approximately $4,309,000 in the first quarter 2001 as compared to approximately $3,665,000, in the first quarter 2000. This increase is due mainly to an increase in the Company's Digital Jukebox installed base, generating recurring music and service revenues.

COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

Cost of jukebox revenues and direct operating costs increased by approximately $251,000 from approximately $2,546,000 in the first quarter of 2000 to approximately $2,797,000 during the first quarter 2001. The increase is mainly attributable to the following two factors: the increase in the number of songs plays over the Company's Digital Jukebox network resulted in the increased royalties to record labels and publishers and, secondly, the commissions paid to distributors of those jukeboxes sold by them. For the first quarter 2000, the Company did not sell through distributors.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased by approximately $25,000 from approximately $1,378,000 in the first quarter 2000 to approximately $1,403,000 in the first quarter 2001. The net increase was due to increases in the provisions for doubtful accounts and inventory that were partially offset by decrease in professional fees and other general operating expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by approximately $43,000 from approximately $518,000 in the first quarter 2000 to approximately $475,000 in the first quarter 2001. The decrease was due partly to the capitalization of salaries of approximately $316,000 towards the Next Generation Project and partly to the allocation of approximately $53,000 of an R&D Investment Tax Credit to salaries expense.

SALES AND MARKETING

Sales and marketing costs increased by approximately $185,000 from approximately $1,276,000 in the first quarter 2000 to approximately $1,461,000 in the first quarter 2001. The increase was primarily due to expenses related to an increased number of employees and travel costs in support of increased revenue.

FINANCIAL EXPENSES

Financial expenses increased by approximately $78,000 from approximately $232,000 in the first quarter 2000 to approximately $310,000 in the first quarter 2001. This increase was due mainly to the greater outstanding loan balances in the first quarter 2001, as compared to the first quarter 2000, and to lower cash balances.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization costs decreased by approximately $31,000 from approximately $536,000 in the first quarter 2000 to approximately $505,000 in the first quarter 2001. The increase is primarily due to fewer Digital Jukeboxes held as capital assets, as a result of operators having purchased their previously leased Digital Jukeboxes.

FOREIGN EXCHANGE LOSSES

The Company experienced a foreign exchange gain of approximately $104,000 during the first quarter 2001, as compared to a foreign exchange gain of approximately $23,000 during the first quarter 2000. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's subsidiary transacts is the Canadian dollar.

SEASONALITY

The Company has experienced lower sales volume during the summer vacation period in the months of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and have material effects on its financial condition.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company had cash and cash equivalents of approximately $837,000. Cash used in operating activities was approximately $3,532,000, which was partly attributed to the net loss from operations and partly to the increase in accounts and other receivables. Cash provided by investing activities was approximately $1,151,000, which was primarily attributable to the decrease in the number of Digital Jukeboxes held as capital assets, due to operators having purchased their Digital Jukeboxes previously leased. Cash used in financing activities was approximately $1,150,000, used primarily to the repayment of capital lease obligations and long-term debt.

The Company estimates that it will need to raise approximately $3,500,000 to $7,500,000, in order to cover all of its projected operating costs, to fund Digital Jukebox lease agreements, to expand its sales and marketing activities, as well as to provide the ability to expand its research and development activities, over the period to December 31, 2001. The Company is currently negotiating with various financial institutions to raise the required financing. The Company expects to raise sufficient financing from the financial institutions to finance its debt obligations. However, there can be no assurances of the Company's ability to successfully conclude a transaction with these or any other financial institutions to raise part of any of the required funds. (See Note 2, "Basis of Financial Statement Presentation and Going Concern Assumption", in the Company's Notes to Consolidated Financial Statements.)

Based upon the Company's estimated cash requirements, it is expected that additional funds will be required before the end of May 2001.


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS  Not Applicable.

ITEM 2.    CHANGE IN SECURITIES  Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting in lieu of the Annual Meeting of Stockholder of the Company was held on February 8, 2001. Three proposals were voted upon at the meeting: the election of directors, the approval of the TouchTunes Music Corporation 2000 Long Term Incentive Plan, and the ratification of Ernst & Young LLP as the independent certified public accountants for the Company for the fiscal year ended December 31, 2000.

All seven nominees for director were elected and the votes cast for and against, and abstentions and broker non-votes, were as follows:


                                                           AGGREGATE VOTES
                                    -----------------------------------------------------------
                                                                            ABSTENTIONS AND
              NOMINEE                   FOR                AGAINST         BROKER NON-VOTES1
----------------------------------  ----------             -------         -----------------
Tony Mastronardi                    32,372,539               100                   -
Guy Nathan                          32,372,539               100                   -
Joel Schoenfeld                     32,372,539               100                   -
Pierre Desjardins                   32,372,539               100                   -
Hubert Manseau                      32,372,539               100                   -
Sophie Forest                       32,372,539               100                   -
Roland Ribotti                      32,372,539               100                   -

--------
1 Note that the abstentions and broker non-votes were not counted either for or against this proposal, but were counted present for quorum purposes.

The TouchTunes Music Corporation 2000 Long Term Incentive Plan [the "Plan"] was approved. There were 14,247,376 votes cast for the Plan and 100 votes were cast against the Plan. There were 18,125,163 abstentions and broker non-votes, which were not counted for or against this proposal, but were counted present for quorum purposes.


The selection of Ernst & Young LLP as the independent certified public accountants for the Company for the fiscal year ended December 31, 2000 was ratified by the stockholders by a vote of 32,372,339 for the ratification and no votes against the ratification. There were 300 abstentions and broker non-votes, which were not counted for or against this proposal, but were counted present for quorum purposes.


ITEM 5.    OTHER INFORMATION     Not Applicable.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits listed on the Index of Exhibits of this quarterly report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

           (b) The Company did not file any reports on Form 8-K during the first quarter 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOUCHTUNES MUSIC CORPORATION


Dated: May 15, 2001              Per: /S/ TONY MASTRONARDI
                                      ----------------------
                                        Tony Mastronardi
                                        Chief Executive Officer and Director


Dated: May 15, 2001              Per: /S/ CHRIS MARCOLEFAS
                                      --------------------
                                        Chris Marcolefas
                                        Chief Financial Officer and
                                        Vice President, Business Development

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER  DESCRIPTION
------- -----------


3.1 Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which Exhibit is incorporated herein by reference.

3.2 Bylaws. Reference is made to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, filed on June 19, 1997, which Exhibit is incorporated herein by reference.

10.1 Employment Agreement between TouchTunes Digital Jukebox, Inc. and Francois Plamondon, dated February 2, 2001. Reference is made to
        Exhibit 10.12 of the Company's Annual Report on 10-KSB, for the fiscal year end December 31, 2000, filed on April 1, 2001, which Exhibit is incorporated herein by reference.

10.2    Employment Agreement between TouchTunes Music Corporation and
        Richard Brayer, dated January 18, 2001. Reference is made to
        Exhibit 10.14 of the Company's Annual Report on 10-KSB, for the fiscal year end December 31, 2000, filed on April 2, 2001, which Exhibit is incorporated herein by reference.