Form 10QSB
period 2001-06-30
TOUCHTUNES MUSIC CORP
filed 2001-08-14
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001

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
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)              Identification Number)



                                 1800 E. SAHARA
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                             -----------------------
                    (Address of principal executive offices)

                                 (702) 792-7405
                                 --------------
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2001, 14,658,644
                                           ---------------------------------
shares of class A voting common stock were outstanding.
-------------------------------------------------------

Transition Small Business Disclosure Format (check one): Yes [  ]  No [X]

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets as of June 30, 2001 (unaudited)
        and December 31, 2000...............................................

        Consolidated Statements of Operations for the three and six months ended June 30, 2001 (unaudited) and 2000............................

        Consolidated Statements of Cash Flows for the three and six months ended June 30, 2001 (unaudited) and 2000............................

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings...................................................

Item 2. Change in Securities................................................

Item 3. Defaults Upon Senior Securities.....................................

Item 4. Submission of Matters to a Vote of Security Holders.................

Item 5. Other Information...................................................

Item 6. Exhibits and Reports on Form 8-K....................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended June 30, 2001 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and shareholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and the six months period ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2000.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

                           CONSOLIDATED BALANCE SHEETS

[In U.S. dollars]

                                                                                  AS AT              As at
                                                                               JUNE 30,       December 31,
                                                                                   2001               2000
                                                                                      $                  $
-----------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)            (Note*)
      ASSETS
      CURRENT
      Cash and cash equivalents                                                 212,575          4,369,256
      Trade accounts receivable                                               4,394,971          1,929,295
      Other receivables                                                         363,826            653,095
      Prepaid expenses and deposits                                             234,037            452,905
      Inventory                                                               2,900,630          3,961,592
      Current portion of investment in sales-type leases                        950,726          1,086,359
-----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                    9,056,765         12,452,502
-----------------------------------------------------------------------------------------------------------

      Investment in sales-type leases                                         6,506,852          8,079,415
      Property, plant and equipment, net                                      5,371,789          5,665,911
      Intangibles                                                               718,821            775,121
      Other assets                                                              647,733            623,269
-----------------------------------------------------------------------------------------------------------
                                                                             22,301,960         27,596,218
===========================================================================================================


* Note: The balance sheet as at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [Cont'd]

                                                                                AS AT             As at
                                                                             JUNE 30,      December 31,
                                                                                 2001              2000
                                                                                    $                 $
--------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)           (Note*)
     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                               350,000                --
     Accounts payable and accrued liabilities                               4,692,309         3,843,803
     Income taxes payable                                                      63,184            28,453
     Other liabilities                                                          8,847           144,071
     Current portion of long-term debt (note 5)                             2,414,076         4,888,168
     Current portion of capital lease obligations                             113,901           191,978
--------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                              7,642,317         9,096,473
--------------------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                                4,197,225         3,611,653
     Capital lease obligations                                                104,811           164,443
--------------------------------------------------------------------------------------------------------
                                                                           11,944,353        12,872,569
--------------------------------------------------------------------------------------------------------

     Series B preferred stock, $0.001 par value
     Authorized: 10,000,000 shares
     Issued & outstanding: 8,888,889 shares
     Redeemable, retractable and convertible
     Redeemable at $34,487,671                                             24,307,136        22,323,575
--------------------------------------------------------------------------------------------------------

     SHAREHOLDERS' DEFICIENCY
     Series A preferred stock, $.001 par value
     Authorized: 15,000,000 shares
     Issued & outstanding: 12,843,960 shares                                   12,844            12,844
     Class A common stock, $.001 par value
     Authorized: 50,000,000 shares
     Issued & outstanding: 14,658,644 shares                                   14,659            14,659
     Additional paid-in capital                                            22,329,884        24,313,446
     Accumulated deficit                                                  (36,306,916)      (31,940,875)
--------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' DEFICIENCY                                       (13,949,529)       (7,599,926)
--------------------------------------------------------------------------------------------------------
                                                                           22,301,960        27,596,218
========================================================================================================

SEE ACCOMPANYING NOTES.

* Note: The balance sheet as at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

[In U.S. dollars]

                                                                           QUARTER      Six months        Quarter      Six months
                                                                             ENDED          ended          ended           ended
                                                                     JUNE 30, 2001   June 30, 2001  June 30, 2000   June 30, 2000
                                                                                 $               $              $               $
----------------------------------------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)    (unaudited)    (unaudited)     (unaudited)
     GROSS REVENUES                                                      5,722,406     10,031,282      3,969,380       7,633,868
---------------------------------------------------------------------------------------------------------------------------------
     EXPENSES
     Cost of jukebox revenues
          and direct operating costs                                     3,488,617      6,285,916      2,455,396       5,238,393
     Research and development                                              537,077      1,012,412        427,801       1,058,290
     General and administrative                                          1,282,783      2,685,416        994,534       1,942,708
     Sales and marketing                                                 1,338,295      2,798,872      1,341,498       2,710,933
     Financial expenses                                                    308,660        618,603        268,040         491,504
     Depreciation and amortization                                         464,081        969,253        606,128       1,142,541
     Foreign exchange losses (gains)                                        79,249        (25,042)        42,385          14,448
---------------------------------------------------------------------------------------------------------------------------------
                                                                         7,498,762     14,345,430      6,135,782      12,598,817
---------------------------------------------------------------------------------------------------------------------------------

     NET LOSS AND COMPREHENSIVE LOSS                                     1,776,356      4,314,148      2,166,402       4,964,949
     Dividends and accretion of mandatorily
          redeemable Series B preferred stock                              997,260      1,983,562        471,233         471,233
---------------------------------------------------------------------------------------------------------------------------------
     NET LOSS ATTRIBUTABLE
          TO COMMON SHAREHOLDERS                                         2,773,616      6,297,710      2,637,635       5,436,182
=================================================================================================================================

     Per common share
     Basic and diluted net loss per share                                     0.19           0.43           0.18            0.37


SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 [In U.S. dollars]

                                                                           QUARTER      Six months        Quarter      Six months
                                                                             ENDED          ended          ended           ended
                                                                     JUNE 30, 2001   June 30, 2001  June 30, 2000   June 30, 2000
                                                                                 $               $              $               $
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)    (unaudited)    (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net loss and comprehensive loss                                        (1,776,356)    (4,314,148)    (2,166,402)   (4,964,949)
Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization                                        464,081        969,253        606,128     1,142,541
     Gain on buyout of jukeboxes
         under capital leases                                              (7,492)       (45,164)            --            --
Changes in operating assets and liabilities:
     Accounts and other receivables                                      (644,057)    (2,176,407)      (287,221)     (517,670)
     Inventory                                                          1,145,782      1,060,962     (1,036,214)   (1,251,935)
     Prepaid expenses and deposits                                         17,050        218,868        (44,255)       (3,099)
     Other assets                                                             (32)       (24,464)        29,491       175,157
     Accounts payable and accrued liabilities                             853,799        848,506        286,626        33,897
     Income taxes payable                                                 (23,203)        34,731             --            --
     Other liabilities                                                    (60,723)      (135,224)            --            --
-------------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                         (31,151)    (3,563,087)    (2,611,847)   (5,386,058)
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in sales-type leases                                                --             --     (2,302,545)   (4,473,148)
Decrease in sales-type leases                                             399,252      1,708,196             --            --
Increase in costs of intangibles                                         (115,509)      (127,477)       (52,258)      (68,899)
Purchase of other property,
     plant, and equipment                                                (292,194)      (567,930)       (33,528)     (387,794)
Disposal (purchase) of jukeboxes
     as capital assets                                                    (59,179)        69,846             --            --
Decrease in other assets                                                       --             --         34,796        61,528
-------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                 (67,630)     1,082,635     (2,353,535)   (4,868,313)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from private placement                                                --             --     15,000,000    15,000,000
Share issue costs                                                              --             --       (164,097)     (164,097)
Increase in advance from stockholder                                           --             --             --     3,000,000
Increase in bank indebtedness                                             350,000        350,000             --            --
Increase in long-term debt                                                                              836,000     3,380,000
Repayment of long-term debt                                              (819,868)    (1,888,520)      (467,529)     (718,620)
Decrease in capital lease obligations                                     (56,042)      (137,709)       (70,828)     (137,203)
Decrease in other liabilities                                                  --             --        (13,277)      (25,908)
-------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                (525,910)    (1,676,229)    15,120,269    20,334,172
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                                        (624,691)    (4,156,681)    10,154,887    10,079,801
Cash and cash equivalents, beginning of period                            837,266      4,369,256        644,816       719,902
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  212,575        212,575     10,799,703    10,799,703
===============================================================================================================================


SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2001
[In U.S. dollars]

1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox (the "Digital Jukebox"), which utilizes digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues are derived from selling and leasing the Digital Jukebox units, as well as providing music services and advertising through its Digital Jukebox network. The Company is also developing its technology for other music-on-demand applications.

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

The Company has incurred operating losses since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cashflow from operations, repay the current portion of long-term debt and obtain further financing. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements at June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results for the fiscal year ending December 31, 2001 or any other future periods.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2001
[In U.S. dollars]

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

The adoption of this standard on January 1, 2001 did not have a material impact on the Company's financial position or results of operations for the current period.

COMPARATIVE FIGURES

Certain figures in the 2000 financial statements have been reclassified to conform with the presentation used in 2001.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2001
[In U.S. dollars]

4.   BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarter and the six-month periods ending June 30, is as follows:


                                                    QUARTER      Six Months          Quarter       Six Months
                                                      ENDED           ended            Ended            ended
                                              JUNE 30, 2001   June 30, 2001    June 30, 2000    June 30, 2000
                                                          $               $                $                $
--------------------------------------------------------------------------------------------------------------
Loss to common shareholders                       2,773,616       6,297,710        2,637,635        5,436,182
--------------------------------------------------------------------------------------------------------------
Weighted  average shares  outstanding used
   to compute  basic and  diluted net loss
   per share                                     14,658,644      14,658,644       14,658,644       14,658,644
--------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share                   0.19            0.43             0.18             0.37
==============================================================================================================

The options to purchase the Company's Class A common stock were not included in the computation of the diluted loss per share, as the effect would be antidilutive.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock and 8,888,889 shares of the Company's Series B preferred stock were not included in the computation of the diluted loss per share, as the effect would be antidilutive.

5.   BANK INDEBTEDNESS AND LONG TERM DEBT

On May 28, 2001, the Company obtained a $500,000 operating line of credit bearing interest at the Bank's US base rate plus 1.25%, for an effective interest rate of 8.75% at June 30, 2001. Further, the Company obtained additional term loan facilities of $5 million, bearing interest at the Bank's US base rate plus 1.25% to 2.25%, depending upon certain financial rations, repayable over terms of 36 to 48 months.

As at June 30, 2001, $350,000 was drawn upon the operating line of credit. Further, the term of repayment of the term loans disclosed in note 8 to the December 31, 2000 financial statements was extended from 30 to 48 months, effective May 1, 2001.

The existing and the new term loans are collateralized, as described in note 8 to the December 31, 2000 financial statements.

6.   STOCK OPTIONS

On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and common stock.

On April 19, 2000, September 12, 2000, December 12, 2000, and March 16, 2001, the Board of Directors granted stock options to purchase an aggregate of 2,501,018 shares, 571,500 shares, 73,000 shares, and 792,630 shares, respectively, of the Company's Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to shareholders beneficially owning 5% or more of the Company's common stock, which are exercisable over a period of five years. On June 30, 2001, an aggregate of 4,521,834 shares of Class A common stock were reserved for additional future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

7.   SUBSEQUENT EVENT

On July 25, 2001, the Board of Directors approved an unsecured back-up loan facility (the "Facility") commitment to be provided by certain current shareholders up to a maximum of $5 million. The parties entered into a binding term sheet and expect to execute a definitive agreement with respect to the Facility shortly. Under the terms of the binding term sheet, the Facility must be reimbursed within 18 months of the first drawdown thereon and is subject to an interest rate of 20 percent per annum on all amounts drawn and outstanding. After the first $1.5 million has been drawn on the Facility, the conversion rate on all outstanding Series B preferred shares of the Company will be reduced from $2.25 to $1.50 per share. In the event the Company defaults on repayment of the Facility at the expiration of the 18 month term, the amount of the Facility outstanding at the time shall be convertible into Class A common stock at a price of $0.50 per share. As at August 10, 2001, the Company had drawn on $ 500,000 of the Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH ARE NOT WITHIN THE COMPANY'S CONTROL.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, including the notes thereto.

BACKGROUND AND FINANCIAL OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukebox. Revenues, since September 1998, have been generated from sales and leases of the Digital Jukebox to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukebox. As at June 30, 2001, the Company had delivered a total of 3,839 Digital Jukeboxes as compared with 2,570 units delivered as at June 30, 2000. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

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

     Effective April 1, 2001 the Company increased the selling price of its Digital Jukebox to $6,695 from $5,995 to offset increases in costs related to production and other direct and indirect costs.

     As part of its sales and market penetration strategy, the Company has entered into Distributor Agency Agreements with 10 key distributors throughout the United States and has developed new sales programs. However there can be no assurances that the Company's sales and market penetration strategies will be successful in increasing sales revenues.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30,
2001 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2000

     The Company incurred a net loss of approximately $1,766,000 during the three-month period ended June 30, 2001 ("the second quarter 2001") as compared to a net loss of approximately $2,166,000 for the corresponding period in 2000 ("the second quarter 2000").

     Net loss attributable to common shareholders was approximately $2,774,000 for the second quarter 2001, as compared to approximately $2,638,000 for the second quarter 2000. The non-cash charge of approximately $997,000 for dividends and accretion of mandatorily redeemable Series B preferred stock of the Company that was issued in May 2000, was approximately $997,000 for the second quarter 2001, as compared to approximately $471,000 for the second quarter 2000.

     REVENUES

     Revenues from the Digital Jukebox increased by approximately $1,753,000, or 44%, from approximately $3,969,000 in the second quarter 2000 to approximately $5,722,000 in the second quarter 2001. This increase is due mainly to an increase in the number of jukeboxes in the Company's Digital Jukebox network, generating recurring music and service revenues.

     COST OF DIGITAL JUKEBOX REVENUES AND DIRECT OPERATING COSTS

     Cost of Digital Jukebox revenues and direct operating costs increased by approximately $1,034,000, or 42%, from approximately $2,455,000 in the second quarter 2000 to approximately $3,489,000 during the second quarter 2001. The increase is mainly attributable to the increase in the number of song plays over the Company's Digital Jukebox network which resulted in the increased payment of royalties by the Company to record labels and publishers and to the payment of commissions by the Company to distributors of those jukeboxes sold by them. For the second quarter 2000, the Company did not sell jukeboxes through distributors and, consequently, did not pay commissions to distributors.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs increased by approximately $288,000, or 29%, from approximately $995,000 in the second quarter 2000 to approximately $1,283,000 in the second quarter 2001. The net increase was due principally to increases in the provisions for doubtful accounts and for discontinued inventory.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by approximately $109,000, or 25%, from approximately $428,000 in the second quarter 2000 to approximately $537,000 in the second quarter 2001. The increase was due to increased expenditures on the prototype development offset by the capitalization of salaries towards certain projects.

     SALES AND MARKETING EXPENSES

     Sales and marketing costs decreased marginally by approximately $3,000, or 0.22%, from approximately $1,341,000 in the second quarter 2000 to approximately $1,338,000 in the second quarter 2001.

     FINANCIAL EXPENSES

     Financial expenses increased by approximately $41,000, or 15%, from approximately $268,000 in the second quarter 2000 to approximately $309,000 in the second quarter 2001. This increase is attributable to fees paid to the Company's principal lender in respect of extending the Company's credit facilities.

     DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization costs decreased by approximately $142,000, or 23%, from approximately $606,000 in the second quarter 2000 to approximately $464,000 in the second quarter 2001. The decrease is primarily due to fewer Digital Jukeboxes held by the Company as capital assets, as a result of operators having purchased their Digital Jukeboxes which had been previously leased.

     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange loss of approximately $79,000 during the second quarter 2001, as compared to a foreign exchange loss of approximately $ 42,000 during the second quarter 2000. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's subsidiary transacts is the Canadian dollar.

     SEASONALITY

     The Company has experienced lower sales volume during the summer vacation period in the months of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and have material effects on its financial condition.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a decrease of approximately $10.6 million, or 98%, in its cash and cash equivalents from approximately $10.8 million as at the second quarter 2000 to approximately $213,000 as at the second quarter 2001.

     Cash used in operating activities was approximately $31,000 for the second quarter 2001, as compared to approximately $2.6 million for the second quarter 2000. The improvement of approximately $2.6 million was attributable primarily to the improvement in the net loss from operations and to the decrease of inventory held by the Company.

     Cash used in investing activities was approximately $67,000 for the second quarter 2001, as compared to approximately $2.4 million for the second quarter 2000. The improvement of approximately $2.3 million was attributable primarily to the decrease in the number of Digital Jukeboxes held by the Company as capital assets, as a result of operators having purchased their Digital Jukeboxes which had been previously leased.

     Cash used in financing activities for the second quarter 2001 was approximately $876,000, as compared to cash provided by financing activities for the second quarter 2000 of approximately $15.1 million. The decrease was partly attributable to the repayment of capital lease obligations and long-term debt during the second quarter 2001 and partly attributable to the proceeds from private placement during the second quarter 2000.

     On May 28, 2001, the Company obtained a $500,000 operating line of credit. Further, the Company obtained additional term loan facilities of $5 million repayable over terms of 36 to 48 months.

     In addition, the term of repayment of the term loans disclosed in note 8 to the December 31, 2000 financial statements was extended from 30 to 48 months.

     The Company had estimated that it would need to raise approximately $5,000,000, in order to cover all of its projected operating costs, to fund Digital Jukebox lease agreements, to expand its sales and marketing activities, as well as to provide the ability to expand its research and development activities. On July 25, 2001, the Company's Board of Directors approved an unsecured back-up loan facility (the "Facility") commitment to be provided by certain current shareholders to a maximum of $5 million. Under the terms of the agreement, the Facility must be reimbursed within 18 months of the first drawdown thereon and is subject to an interest rate of 20 percent per annum on all amounts drawn and outstanding.

     After the first $1.5 million has been drawn on the Facility, the conversion rate on all outstanding shares of the Company's Series B preferred stock will be reduced from $2.25 to $1.50 per share. In the event the Company defaults on repayment of the Facility at the expiration of the 18 month term, the amount of the Facility outstanding at the time shall be convertible into shares of the Company's Class A common stock at a price of $0.50 per share.


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS  [Not Applicable.]

ITEM 2.    CHANGE IN SECURITIES  [Not Applicable]

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES  [Not Applicable]

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 10, 2001. Two proposals were voted upon at the meeting: the election of directors and the ratification of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ended December 31, 2001.

     All seven nominees for director were elected and the votes cast for and against, and abstentions and broker non-votes, were as follows:


                                                            AGGREGATE VOTES
                                        ------------------------------------------------------------
                                                                                    ABSTENTIONS AND
           NOMINEE                          FOR                AGAINST             BROKER NON-VOTES1
----------------------------------------------------------------------------------------------------
Tony Mastronardi                        32,479,099               100                     1,000
Guy Nathan                              32,479,099               100                     1,000
Joel Schoenfeld                         32,479,099               100                     1,000
Pierre Desjardins                       32,479,099               100                     1,000
Hubert Manseau                          32,479,099               100                     1,000
Sophie Forest                           32,479,099               100                     1,000
Roland Ribotti                          32,479,099               100                     1,000
----------------------------------------------------------------------------------------------------

     The selection of Ernst & Young LLP as the independent certified public accountants for the Company for the fiscal year ended December 31, 2001 was ratified by the stockholders by a vote of 32,479,099 for the ratification and no votes against the ratification. There were 1000 abstentions and broker non-votes, which were not counted for or against this proposal, but were counted present for quorum purposes.


ITEM 5.    OTHER INFORMATION

     On July 25, 2001, the Board of Directors approved an unsecured back-up loan facility (the "Facility") commitment to be provided by certain current shareholders up to a maximum of $5 million. Under the terms of the binding term sheet, the Facility must be reimbursed within 18 months of the first drawdown thereon and is subject to an interest rate of 20 percent per annum on all amounts drawn and outstanding. After the first $1.5 million has been drawn on the Facility, the conversion rate on all outstanding Series B preferred shares of the Company will be reduced from $2.25 to $1.50 per share. In the event the Company defaults on repayment of the Facility at the expiration of the 18 month term, the amount of the Facility outstanding at the time shall be convertible into Class A common stock at a price of $0.50 per share. As at August 10, 2001, the Company had drawn on $ 500,000 of the Facility.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits listed on the Index of Exhibits of this quarterly report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

           (b) No Form 8-Ks were filed for the three- month period ended June 30 ,2001.

(1) Note that the abstentions and broker non-votes were not counted either for or against this proposal, but were counted present for quorum purposes.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOUCHTUNES MUSIC CORPORATION


Dated: August 14, 2001              Per: /s/ TONY MASTRONARDI
                                         ----------------------
                                          Tony Mastronardi
                                          Chief Executive Officer and Director


Dated: August 14, 2001             Per: /s/ MATTHEW CARSON
                                        ------------------
                                          Matthew Carson
                                          Vice President Finance and
                                          Chief Financial Officer

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

19.1 Annual Report for TouchTunes Music Corporation on Form 10-KSB for the year ended December 31, 2000, and all financial statements and notes thereto included therein, filed on March 31, 2001.
