Form 10QSB
period 2001-09-30
TOUCHTUNES MUSIC CORP
filed 2001-11-14
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934  For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ________ to ___________


                        COMMISSION FILE NO.: 33-55254-447


                          TOUCHTUNES MUSIC CORPORATION
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                     87-0485304
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   inorporation or organization)


                              1800 E. SAHARA AVENUE
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                    (Address of principal executive offices)

                                (702) 792-7405
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 10, 2001, 14,658,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transition Small Business Disclosure Format (check one): Yes [ ]  No [X]

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

                                                                                                      PAGE
PART I - FINANCIAL INFORMATION:
Item 1. Consolidated Balance Sheets as at September 30, 2001 (unaudited)
        and December 31, 2000........................................................................   3

        Consolidated Statements of Operations for the quarters and the nine-month periods
        ended September 30, 2001 (unaudited) and 2000 (unaudited)....................................   5

        Consolidated Statements of Cash Flows for the  quarters and the nine-month periods
        ended September 30, 2001 (unaudited) and 2000 (unaudited)....................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................................................  12

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings............................................................................  16

Item 2. Change in Securities.........................................................................  16

Item 3. Defaults Upon Senior Securities..............................................................  16

Item 4. Submission of Matters to a Vote of Security Holders..........................................  16

Item 5. Other Information............................................................................  16

Item 6. Exhibits and Reports on Form 8-K.............................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended September 30, 2001, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and shareholders' equity for the quarter then ended, in conformity with generally-accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and the nine-month period ended September 30, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2000.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

                           CONSOLIDATED BALANCE SHEETS

[IN U.S. DOLLARS]

                                                                            AS AT             As at
                                                                    SEPTEMBER 30,      December 31,
                                                                             2001              2000
                                                                                $                 $
      ----------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)           (Note*)

      ASSETS
      CURRENT
      Cash and cash equivalents                                           127,075         4,369,256
      Trade accounts receivable                                         4,213,259         1,929,295
      Other receivables                                                   183,083           653,095
      Prepaid expenses and deposits                                       292,096           452,905
      Inventory                                                         1,474,613         3,961,592
      Current portion of investment in sales-type leases                  933,853         1,086,359
      ----------------------------------------------------------------------------------------------
      Total current assets                                              7,223,979        12,452,502
      ----------------------------------------------------------------------------------------------

      Investment in sales-type leases                                   6,072,363         8,079,415
      Property, plant and equipment, net                                5,588,762         5,665,911
      Intangibles, net                                                    732,331           775,121
      Other assets                                                        648,008           623,269
      ----------------------------------------------------------------------------------------------
                                                                       20,265,443        27,596,218
      ==============================================================================================


     * Note: The balance sheet as at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally-accepted accounting principles in the United States for complete financial statements.

     TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

                                                                            AS AT           As at
                                                                    SEPTEMBER 30,    December 31,
                                                                             2001            2000
                                                                                $               $
     ---------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)         (Note*)
     LIABILITIES AND SHAREHOLDERS' DEFICIENCY
     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                           200,000               -
     Accounts payable and accrued liabilities                           4,663,994       3,843,803
     Income taxes payable                                                  58,886         144,071
     Other liabilities                                                    113,377          28,453
     Current portion of long-term debt (note 5)                         5,972,812       4,888,168
     Current portion of capital lease obligations                         119,138         191,978
     ---------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                         11,128,207       9,096,473
     ---------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                            1,034,795       3,611,653
     Capital lease obligations                                             72,533         164,443
     ---------------------------------------------------------------------------------------------
                                                                       12,235,535      12,872,569
     ---------------------------------------------------------------------------------------------

     Series B preferred stock, $0.001 par value
       Authorized: 10,000,000 shares
       Issued and outstanding: 8,888,889 shares
       Redeemable, retractable and convertible
       Redeemable at $34,487,671                                        25,315,355      22,323,575
     ----------------------------------------------------------------------------------------------

     SHAREHOLDERS' DEFICIENCY
     Series A preferred stock, $0.001 par value
       Authorized: 15,000,000 shares
       Issued and outstanding: 12,843,960 shares                            12,844          12,844
     Class A voting common stock, $0.001 par value
       Authorized: 50,000,000 shares
       Issued and outstanding: 14,658,644 shares                            14,659          14,659
     Additional paid-in capital                                         21,321,665      24,313,446
     Accumulated deficit                                              (38,634,615)    (31,940,875)
     ----------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' DEFICIENCY                                   (17,285,447)     (7,599,926)
     ----------------------------------------------------------------------------------------------
                                                                        20,265,443      27,596,218
     ==============================================================================================

     SEE ACCOMPANYING NOTES.

     * Note: The balance sheet as at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally-accepted accounting principles in the United States for complete financial statements.

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

[In U.S. dollars]


                                                                    QUARTER       Nine-month         Quarter     Nine-month
                                                                      ENDED     period ended           ended   period ended
                                                               SEPTEMBER 30,    September 30,  September 30,  September 30,
                                                                       2001             2001            2000           2000
                                                                          $                $               $              $
   --------------------------------------------------- --------------------- ---------------- --------------- --------------
                                                                (UNAUDITED)      (unaudited)     (unaudited)    (unaudited)
   GROSS REVENUES                                                 4,615,991       14,647,273       4,783,424     12,417,292
   --------------------------------------------------- --------------------- ---------------- --------------- --------------

   EXPENSES
   Cost of jukebox revenues
     and direct operating costs                                   2,795,528        9,081,444       3,312,899      8,551,292
   Research and development                                         867,823        1,880,235         452,098      1,510,388
   General and administrative                                     1,359,892        4,045,308       1,107,525      3,050,233
   Sales and marketing                                            1,127,983        3,926,855       1,310,060      4,020,993
   Financial expenses                                               260,379          878,982          85,362        576,866
   Depreciation and amortization                                    533,103        1,502,356         534,970      1,677,511
   Foreign exchange losses (gains)                                   50,875           25,833          (7,342)         7,106
   --------------------------------------------------- --------------------- ---------------- --------------- --------------
                                                                  6,995,583       21,341,013       6,795,572     19,394,389
   --------------------------------------------------- --------------------- ---------------- --------------- --------------

   NET LOSS AND COMPREHENSIVE LOSS                                2,379,592        6,693,740       2,012,148      6,977,097
   Dividends and accretion of mandatorily
     redeemable Series B preferred stock                          1,008,219        2,991,781       1,008,219      1,479,452
   --------------------------------------------------- --------------------- ---------------- --------------- --------------
   NET LOSS ATTRIBUTABLE
     TO COMMON SHAREHOLDERS                                       3,387,811        9,685,521    3,020,367         8,456,549
   =================================================== ===================== ================ =============== ==============

   Per common share
   Basic and diluted net loss per share (note 4)                       0.23             0.66            0.21           0.58
   =================================================== ===================== ================ =============== ==============

   SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]


                                                              QUARTER      Nine month         Quarter       Nine month
                                                                ENDED    period ended           ended     period ended
                                                        SEPTEMBER 30,   September 30,   September 30,    September 30,
                                                                 2001            2001            2000             2000
                                                                    $               $               $                $
----------------------------------------------------- ---------------- -------------- --------------- ---------------
                                                          (UNAUDITED)    (unaudited)     (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net loss and comprehensive loss                            (2,379,592)    (6,693,740)     (2,012,148)     (6,977,097)

Adjustments to reconcile net loss
to net cash used in operating activities:
  Depreciation and amortization                               533,103      1,502,356         534,970       1,677,511
  Gain on buyout of jukeboxes
    under operating leases                                    (41,964)       (87,128)             --              --

Changes in operating assets and liabilities:
  Accounts and other receivables                              362,455     (1,813,952)       (219,336)       (737,006)
  Inventory                                                 1,426,017      2,486,979        (449,804)     (1,701,739)
  Prepaid expenses and deposits                               (58,059)       160,809         (32,391)        (35,490)
  Other assets                                                   (275)       (24,739)       (101,260)         73,897
  Accounts payable and accrued liabilities                    (28,315)       820,191         116,611         150,778
  Income taxes payable                                         (4,298)       (85,185)             --              --
  Other liabilities                                           104,530         84,924              --              --
----------------------------------------------------- ---------------- -------------- --------------- ---------------
CASH USED IN OPERATING ACTIVITIES                             (86,398)    (3,649,485)     (2,163,358)     (7,549,146)
----------------------------------------------------- ---------------- -------------- --------------- ---------------

INVESTING ACTIVITIES
Disposal of (investment in) sales-type leases                 451,362      2,159,558      (2,244,440)     (6,717,588)
Purchase of intangibles                                      (112,256)      (239,733)       (156,599)       (208,857)
Purchase of other property, plant, and equipment             (523,691)    (1,091,621)        (82,270)       (486,975)
Disposal of (purchase of) jukeboxes as capital assets         (33,782)        36,064              --              --
Increase in other assets                                           --             --          29,906          91,434
----------------------------------------------------- ---------------- -------------- --------------- ---------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (218,367)       864,268      (2,453,403)     (7,321,986)
----------------------------------------------------- ---------------- -------------- --------------- ---------------

FINANCING ACTIVITIES
Advance from private placement                                     --             --              --       1,000,000
Proceeds from private placement                                    --             --              --      14,000,000
Share issue costs                                                  --             --              --        (164,097)
Decrease in other liabilities                                      --             --          86,219          60,311
Increase in advance from stockholder                               --             --              --       3,000,000
Increase in bank indebtedness                                      --        350,000              --              --
Repayment of bank indebtedness                               (150,000)      (150,000)             --              --
Increase in unsecured loan                                  1,034,795      1,034,795              --              --
Increase in long-term debt                                         --             --       2,664,000       6,044,000
Repayment of long-term debt                                  (638,489)    (2,527,009)       (591,135)     (1,309,756)
Increase (decrease) in capital lease obligations               17,719         17,719          35,814              --
Repayment of capital lease obligations                        (44,760)      (182,469)             --        (101,389)



----------------------------------------------------- ---------------- -------------- --------------- ---------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               219,265     (1,456,964)      2,194,897      22,529,069
----------------------------------------------------- ---------------- -------------- --------------- ---------------

NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                            (85,500)    (4,242,181)     (2,421,864)       7,657,937
Cash and cash equivalents, beginning of period                212,575      4,369,256      10,799,703         719,902
----------------------------------------------------- ---------------- -------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      127,075        127,075       8,377,839       8,377,839
===================================================== ================ ============== =============== ===============

SUPPLEMENTARY INFORMATION
Interest paid                                                 196,024        817,589          83,388         588,051

SEE ACCOMPANYING NOTES.


TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2001
[In U.S. dollars]

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox (the "Digital Jukebox"), which utilizes digitally-compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues are derived from selling and leasing the Digital Jukebox units, as well as providing music services and advertising through its Digital Jukebox network. The Company is also developing its technology for other music-on-demand applications.

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

As described in Note 5 below, since September 30, 2001, the Company has not satisfied the terms of a covenant regarding net shareholders' equity set forth in the agreements with the National Bank of Canada governing the Company's term loan facilities and operating line of credit. More specifically, this covenant requires the Company to maintain a net shareholders' equity amount, as defined in the agreements, of at least
$10 million. The Company is currently negotiating with the National Bank of Canada to amend the terms of this covenant. See also Part II, Item 3 of this Quarterly Report on Form 10-QSB for further information regarding the Company's failure to satisfy the terms of this covenant.

The Company has incurred operating losses and negative cash flows from operations since the inception of operations. The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cashflow from operations, repay the current portion of long-term debt, be in compliance with its debt covenants and obtain further financing. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements at September 30, 2001, and for the quarters and the nine-month periods ended September 30, 2000 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The results of operations for the quarter and the nine-month period ended September 30, 2001, are not necessarily indicative of the results for the fiscal year ending December 31, 2001, or any other future periods.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2001
[In U.S. dollars]

2.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN
    ASSUMPTION  [Cont'd]

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant intercompany balances and transactions since acquisition of control have been eliminated on consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and SFAS No. 137, DEFERRAL OF EFFECTIVE DATE. These statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The adoption of this standard on January 1, 2001, did not have a material impact on the Company's financial position or results of operations for the current period.

The Company does not participate in any hedging activities.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is studying the application of this standard but has not yet determined its impact.

COMPARATIVE FIGURES

Certain figures in the 2000 financial statements have been reclassified to conform with the presentation used in 2001.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2001
[In U.S. dollars]

4.  BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarters and the nine-month periods ended September 30, is as follows:


                                                    QUARTER      Nine-month          Quarter       Nine-month
                                                      ENDED    period ended            ended     period ended
                                              SEPTEMBER 30,   September 30,    September 30,    September 30,
                                                       2001            2001             2000             2000
                                                          $               $                $                $
------------------------------------------- ---------------- --------------- ---------------- ----------------
Loss to common shareholders                       3,387,811       9,685,521        3,020,367        8,456,549
=========================================== ================ =============== ================ ================
Weighted-average shares outstanding used
   to compute basic and diluted net loss
   per share                                     14,658,644      14,658,644       14,658,644       14,658,644
------------------------------------------- ---------------- --------------- ---------------- ----------------
Basic and diluted net loss per share                   0.23            0.66             0.21             0.58
=========================================== ================ =============== ================ ================

The options to purchase the Company's Class A voting common stock were not included in the computation of the diluted loss per share, as the effect would be antidilutive.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock and of 8,888,889 shares of the Company's Series B preferred stock were not included in the computation of the diluted loss per share, as the effect would be antidilutive.

5.  BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's long-term debt consists of the following:


                                                 SEPTEMBER 30, 2001                December 31, 2000
                                                                  $                                $
----------------------------------- -------------------------------- --------------------------------
Small business loan                                              --                           44,459
Term loan                                                        --                           88,918
CED term loan (i) (iii)                                     255,164                          333,446
Jukebox term loan (i) (iv)                                5,717,648                        8,032,998
Unsecured loan (ii)                                       1,034,795                               --
----------------------------------- -------------------------------- --------------------------------
Total                                                     7,007,607                        8,499,821
Less: Current portion                                    (5,972,812)                      (4,888,168)
----------------------------------- -------------------------------- --------------------------------
Total                                                     1,034,795                        3,611,653
=================================== ================================ ================================

(i) These term loan facilities are with the National Bank of Canada (the "Bank") and are collateralized by charges on present and future assets of the Company.

(ii) On July 25, 2001, the Company's Board of Directors approved an unsecured back-up loan facility commitment (the "Facility") provided by two current shareholders of the Company, CDP Capital Communications and CDP Sofinov, up to a maximum of $5 million. CDP Capital Communications and CDP Sofinov, subsidiaries of the Caisse de depot et placement du Quebec, Canada's largest fund manager, provided $3 million and $2 million, respectively, to the Facility. The parties entered into a binding term sheet and expect to enter into a definitive agreement in the near future. Under the terms of the agreement, the Facility must be reimbursed within 18 months of an initial drawdown and all amounts drawn and outstanding on the Facility are subject to an interest rate of 20% per annum. After an initial $1.5 million has been drawn on the Facility, the rate at which all outstanding shares of Series B preferred stock of the Company held by CDP Capital Communications and CDP Sofinov, that may be converted into shares of Class A voting common stock of the Company, will be adjusted from $2.25 per share of Series B preferred stock (based upon the original purchase price for shares of Series B preferred stock) for each share of Class A voting common stock to be issued to $1.50 per share of Series B preferred stock for each share of Class A voting common stock to be issued. In the event the Company defaults on repayment of the Facility, the amount of the Facility outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Class A voting common stock of the Company at a conversion rate of $0.50 per share.

(iii) The CED term loan facility (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The CED term loan bears interest at the Canadian prime rate of the Bank plus 3.50%, representing a rate of 8.75% as at September 30, 2001. Principal repayment is over a thirty-six month period which commenced in February 2001 in equal monthly payments of $9,262. The CED Term Loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $333,444 on all moveable property. The CED Term Loan is collateralized by a guarantee in the amount of $1,167,056 in favour of the Bank, collateralized by a first charge on moveable property, both corporeal and non-corporeal.

(iv) The Jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. prime rate of the Bank plus 2.55%, representing a rate of 9.05% as at September 30, 2001. Additional compensation must be paid to the Bank each year equal to 0.5% of the Company's annual gross revenues. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months.

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") in the amount of $1 million. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the Bank plus 1.25%, representing a rate of 7.75% as at September 30, 2001. The Line of Credit is collateralized by a charge on moveable property in the amount of $2,250,000.

On September 20, 2001, the Company obtained an increase in its Line of Credit from $500,000 to $1 million.

The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan, and the Line of Credit contain a covenant that requires the Company to maintain a net shareholders' equity, as defined in the agreement, of at least $10 million (the "Covenant"). If the Company fails to comply with the Covenant, the Bank has the right to demand full repayment of the loans outstanding under the CED Term Loan and Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. As at September 30, 2001, the Company did not satisfy, and has not since complied with, the terms of the Covenant.

The Company is currently negotiating with the Bank to amend, among other things, the terms of the Covenant under the existing agreements for the CED Term Loan, the Jukebox Term Loan, and the Line of Credit.

The Company anticipates executing revised agreements in the near future. The Company cannot be certain, however, that the revised agreements will be executed at all. Accordingly, in these financial statements, the aggregate amount of the loans outstanding, as at September 30, 2001, under the CED Term Loan and Jukebox Term Loan, and the amount drawn down on the Line of Credit as at September 30, 2001, have been classified as current liabilities.

See also Part II, Item 3 of this Quarterly Report of Form 10-QSB for further information regarding the Company's failure to satisfy the terms of the Covenant.


6.  STOCK OPTIONS

On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and common stock.

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001 and May 10, 2001, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares and 175,000 shares, respectively, of the Company's Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to shareholders beneficially owning 5% or more of the Company's common stock, which are exercisable over a period of five years. On September 30, 2001, an aggregate of 3,393,962 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.


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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes therein, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

BACKGROUND AND FINANCIAL OVERVIEW

         The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukebox. Revenues, since September 1998, have been generated from sales and leases of the Digital Jukebox to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukebox. As at September 30, 2001, the Company had delivered a total of approximately 4,200 Digital Jukeboxes as compared with 2,600 Digital Jukeboxes delivered as at September 30, 2000. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

         The Company plays approximately 8.5 million songs to an audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record-label companies and their artists. These factors should assist the Company in obtaining and/or renewing new agreements with various record companies.

         Effective April 1, 2001, the Company increased the selling price of its Digital Jukebox to $6,695 from $5,995, to offset increases in costs related to production and other direct and indirect costs.

         As part of its sales and market penetration strategy, the Company has entered into Distributor Agency Agreements with ten key distributors throughout the United States and has developed new sales programs. However, there can be no assurances that the Company's sales and market penetration strategies will be successful in increasing sales revenues.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED
SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED
SEPTEMBER 30, 2000

         The Company incurred a net loss of approximately $2,380,000 during the three-month period ended September 30, 2001 ("the third quarter 2001"), as compared to a net loss of approximately $2,012,000 for the corresponding three-month period in 2000 ("the third quarter 2000").

         The net loss attributable to common shareholders was approximately $3,388,000 for the third quarter 2001, as compared to approximately $3,020,000 for the third quarter 2000. The non-cash charge for dividends and accretion of the mandatorily-redeemable Series B preferred stock of the Company that was issued in May 2000, was approximately $1,008,000 for the third quarter 2001, and was equal to the non-cash charge for the same item for the third quarter 2000.

         REVENUES

         Revenues from the Digital Jukebox decreased by approximately $167,000, or 3%, from approximately $4,783,000 in the third quarter 2000 to approximately $4,616,000 in the third quarter 2001. This decrease is partially due to the decrease in the number of jukeboxes sold in the third quarter 2001, as compared to the third quarter 2000. The decrease is offset by the increase in the number of jukeboxes installed in the Company's Digital Jukebox network, thus generating recurring music and service revenues. Additionally, there were no advertising revenues earned in the third quarter 2001, as compared to approximately $76,000 in the third quarter 2000.

         COST OF DIGITAL JUKEBOX REVENUES AND DIRECT OPERATING COSTS

         Cost of Digital Jukebox revenues and direct operating costs decreased by approximately $517,000, or 16%, from approximately $3,313,000 in the third quarter 2000 to approximately $2,796,000 during the third quarter 2001. This decrease is consistent with the overall cost-savings approach adopted by the Company in fiscal 2001. For the third quarter 2001, as compared to the third quarter 2000, such cost savings include reduced communication expenses, resulting from the increased transition by operators from the use of telephone lines to the Internet.

         The decrease in the cost of Digital Jukebox revenues and direct operating costs is offset by the increase in the number of songs played over the Company's Digital Jukebox network, which resulted in the increased cost of royalties paid to record labels and publishers.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs increased by approximately $252,000, or 23%, from approximately $1,108,000 in the third quarter 2000 to approximately $1,360,000 in the third quarter 2001. This increase principally resulted from an increase in the provisions for doubtful accounts and for discontinued inventories and partially resulted from an increase in professional fees to lawyers in respect of the Company's new operating line of credit and unsecured back-up loan facility, which are described in Note 5 to the Company's financial statements contained in Item 1 of this Quarterly Report on Form 10-QSB ("Form 10-QSB").

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by approximately $416,000, or 92%, from approximately $452,000 in the third quarter 2000 to approximately $868,000 in the third quarter 2001. The increase for research and development expenses was principally due to a non-recurring fee in the amount of $525,000 for the development of the Company's new product, its wall-mounted Digital Jukebox. This increase was partially offset by the capitalization of salaries for certain projects and reductions in the technical and operational workforce.

         SALES AND MARKETING EXPENSES

         Sales and marketing costs decreased by approximately $182,000, or 14%, from approximately $1,310,000 in the third quarter 2000 to approximately $1,128,000 in the third quarter 2001. This decrease was principally due to reductions in the sales force and in the related travel expenses in the third quarter 2001, as compared to the third quarter 2000.

         FINANCIAL EXPENSES

         Financial expenses increased by approximately $175,000, or 206%, from approximately $85,000 in the third quarter 2000 to approximately $260,000 in the third quarter 2001. This increase in financial expenses was due primarily to increased interest charges, resulting from higher outstanding balances in the Company's long-term debt, and a 20% interest charge on the Company's back-up line of credit, which amounted to approximately $45,000 for the third quarter 2001, as compared to nil for the third quarter 2000. This increase in the Company's financial expenses was partially offset by the overall decline in interest rates.

         DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization costs decreased marginally by approximately $2,000, or 0.37%, from approximately $535,000 in the third quarter 2000 to approximately $533,000 in the third quarter 2001. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.

         FOREIGN EXCHANGE LOSSES

         The Company experienced a foreign exchange loss of approximately $50,000 during the third quarter 2001, as compared to a foreign exchange gain of approximately $7,000 during the third quarter 2000. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital, transacts is the Canadian dollar.

         SEASONALITY

         The Company has experienced lower sales volume during the summer vacation period in the months of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and may have material effects on its financial condition.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was approximately $86,000 for the third quarter 2001, as compared to approximately $2.2 million for the third quarter 2000. The decrease in cash used of approximately $2 million was attributable primarily to a significant reduction in the level of inventory held by the Company combined with a reduction in accounts receivable.

         Cash used in investing activities was approximately $218,000 for the third quarter 2001, as compared to approximately $2.5 million for the third quarter 2000. The decrease in cash used of approximately $2.2 million was attributable primarily to the reduction in the number of sales-type leases issued by the Company during the third quarter 2001, as compared to the third quarter 2000.

         Cash provided by financing activities for the third quarter 2001 was approximately $219,000, as compared to approximately $2.2 million for the third quarter 2000. During the third quarter of 2001, the Company drew down $1 million on its unsecured back-up loan facility. During the third quarter of 2000, the Company's long-term debt increased by approximately $2.7 million to fund Digital Jukebox lease agreements.

         On September 20, 2001, the Company obtained an increase in its operating line of credit from $500,000 to $1 million.

         See Part II, Item 3 below for a discussion regarding the Company's failure to comply with the terms of a covenant regarding net shareholders' equity set forth in the aggrements with the National Bank of Canada governing the Company's term loan facilities and operating line of credit. More specifically, this covenant requires the Company to maintain a net shareholders' equity amount, as defined in the agreements, of at least $10 million. The Company is currently negotiating with the National Bank of Canada to amend the terms of this covenant.

         The Company estimates that, during the next 12 months, it needs to raise approximately $5 million in order to cover all of its projected operating costs, to fund Digital Jukebox lease agreements and to expand its sales and marketing activities, as well as its research and development activities. As described in Note 5 to the Company's financial statements contained in Item 1 of this Form 10-QSB, the Company obtained a $5 million unsecured back-up loan facility, which the Company expects will provide it with sufficient funds to carry on the foregoing activities over the next 12 months. See also Note 2 to the Company's financial statements contained in Item 1 of this Form 10-QSB.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  Not Applicable

ITEM 2.  CHANGE IN SECURITIES  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The agreements between the Company and the National Bank of Canada (the "Bank") governing the CED Term Loan, the Jukebox Term Loan, and the Line of Credit, each as defined in Note 5 to the Company's financial statements set forth in Item 1 of this Form 10-QSB, contain a covenant that requires the Company to maintain a net shareholders' equity, as defined in the agreement, of at least $10 million (the "Covenant"). If the Company fails to comply with the Covenant, the Bank has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. As of November 14, 2001, approximately $5,770,000 (in the aggregate) is outstanding under the CED Term Loan and the Jukebox Term Loan and the Company has drawn down $500,000 on the Line of Credit.

         Since September 30, 2001, the Company has not satisfied the terms of the Covenant. The Company is currently negotiating with the Bank to amend, among other things, the terms of the Covenant under the existing agreements for the CED Term Loan, the Jukebox Term Loan, and the Line of Credit. The Company anticipates executing revised agreements in the near future. The Company cannot be certain, however, that the revised agreements will be executed at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  Not Applicable

ITEM 5.  OTHER INFORMATION

         The Company was issued U.S. Patent No. 6,308,204 entitled "Method of Communications for an Intelligent Audiovisual Playback System". This patent broadly covers jukebox devices that can access remote servers through a distribution network, in which the server is able to provide new operating software to the jukebox device.

         The foregoing description is qualified in its entirety by reference to the Company's press release dated November 9, 2001, regarding the issuance of U.S. Patent No. 6,308,204, a copy of which is filed hereto as Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the Index of Exhibits of this quarterly report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

         (b) The Company has not filed any reports on Form 8-K for the three-month period ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOUCHTUNES MUSIC CORPORATION


Dated: November 14, 2001              Per: /s/ Tony Mastronardi
                                           -------------------------------------
                                           Tony Mastronardi
                                           Chief Executive Officer and Director


Dated: November 14, 2001              Per: /s/ Matthew Carson
                                           -------------------------------------
                                           Matthew Carson
                                           Vice President Finance and
                                           Chief Financial Officer

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------- ----------------------------------------------------------------------
3.1      Second Amended and Restated Articles of Incorporation. Reference is
         made to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB,
         for the quarterly period ended September 30, 2000, filed on November
         20, 2000, which Exhibit is incorporated herein by reference.

3.2      Bylaws. Reference is made to Exhibit 3.1 of the Company's Registration
         Statement on Form SB-2, filed on June 19, 1997, which Exhibit is incorporated herein by reference.

99.1     The Company's press release dated November 9, 2001.