Form 10QSB/A
period 2001-09-30
TOUCHTUNES MUSIC CORP
filed 2001-11-16
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _______ to _______

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


                              1800 E. SAHARA AVENUE
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                             -----------------------
                    (Address of principal executive offices)

                                 (702) 792 -7405
                                 ---------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2001, 14,658,644 shares of class A voting common stock were outstanding.

Transition Small Business Disclosure Format (check one): Yes       No   X
                                                            -----     -----

This Amendment No. 1 to Form 10-QSB amends the Quarterly Report on Form 10-QSB (the "Form 10-QSB") for the third quarter ended September 30, 2001 of TouchTunes Music Corporation (the "Registrant") filed with the Securities and Exchange Commission on November 14, 2001, for the sole purpose of filing as an exhibit the Registrant's press release dated November 9, 2001 regarding the issuance of U.S. Patent No. 6,308,204 entitled "Method of Communications for an Intelligent Digital Audiovisual Playback System." This press release was identified as
Exhibit 99.1 on the Index of Exhibits to the Registrant's Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOUCHTUNES MUSIC CORPORATION
                                ----------------------------

Dated: November 15, 2001        Per: /s/ Tony Mastronardi
                                     ----------------------
                                     Tony Mastronardi
                                     Chief Executive Officer and Director


Dated: November 15, 2001        Per: /s/ Matthew Carson
                                     ------------------
                                         Matthew Carson
                                         Vice President Finance and
                                         Chief Financial Officer

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

99.1                        The Company's press release dated November 9, 2001.