Form 10KSB
period 2001-12-31
TOUCHTUNES MUSIC CORP
filed 2002-04-01
CIK 894568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES
           EXCHANGE
           ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   / /     TRANSITION REPORT UNDER SECTION 13 AND 15(d) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NO. 33-55254-447
                            ------------------------
                          TOUCHTUNES MUSIC CORPORATION

                 (Name of small business issuer in its charter)

                 NEVADA                                       87-0485304
    (State or other jurisdiction of             (I.R.S. Employer Identification Number)
incorporation or organization)..........

   1800 E. SAHARA AVENUE, SUITE 107                              89104
           LAS VEGAS, NEVADA                                  (Zip Code)
(Address of principal executive offices)

                    Issuer's telephone number (702) 792-7405

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

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenue for its most recent fiscal year. ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR WAS $19,482,220.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. THE AGGREGATE MARKET VALUE FOR THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES AS OF MARCH 28, 2002 WAS APPROXIMATELY $1,224,769.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 28, 2002, THE TOTAL NUMBER OF SHARES OF CLASS A VOTING COMMON STOCK OUTSTANDING WAS 14,658,644.

    "ITEMS OMITTED PURSUANT TO RULE 12B-25: Item 6, Item 7"

    Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                 --------
PART I
                        Item 1.    Description of Business.....................................      3
                        Item 2.    Description of Property.....................................      7
                        Item 3.    Legal Proceedings...........................................      7
                        Item 4.    Submission of Matters to a Vote of Security Holders.........      8

PART II
                        Item 5.    Market for Common Equity and Related Stockholder Matters....      9
                        Item 6.    [OMITTED]...................................................      9
                        Item 7.    [OMITTED]...................................................      9
                        Item 8.    Changes in and Disagreements with Accountants on Accounting
                                     and Financial Disclosure..................................      9

PART III
                        Item 9.    Directors, Executive Officers, Promoters and Control
                                     Persons; Compliance with Section 16(a) of the Exchange
                                     Act.......................................................     10
                        Item 10.   Executive Compensation......................................     12
                        Item 11.   Security Ownership of Certain Beneficial Owners and
                                     Management................................................     17
                        Item 12.   Certain Relationships and Related Transactions..............     20
                        Item 13.   Exhibits and Reports on Form 8-K............................     21

EXHIBIT INDEX

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (AS AMENDED, THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (AS AMENDED, THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS THAT ARE NOT WITHIN THE CONTROL OF TOUCHTUNES MUSIC CORPORATION.

    Note that all dollar amounts set forth in this annual report on Form 10-KSB are in United States dollars, except where otherwise indicated, and references herein to "CDN" are to Canadian dollars.

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  ORGANIZATION

    TouchTunes Music Corporation (the "COMPANY") is a Nevada corporation formed in 1990. The Company is involved in the digital distribution of music content to music-on-demand applications. The first such music-on-demand application developed by the Company was its floor model digital jukebox, the Genesis. In November 2001, the Company commenced commercial sale of its wall-mounted digital jukebox, the Maestro. The Genesis and Maestro models are referred to in this annual report, collectively as the "Digital Jukeboxes."

    Based upon available information, the Company's management believes that it has become the leading provider of Digital Jukeboxes in the United States and a significant digital distributor of music content, downloading approximately 100,000 songs per month. The Company is actively developing new music-on-demand products and applications as part of its strategy to leverage its existing technology, music content and strategic relationships.

    The Company's network of Digital Jukeboxes currently plays approximately
10 million songs to an estimated audience of approximately three million people each month. This makes the digital jukebox network an attractive alternative to radio for record companies and their artists.

    The Company was in the development stage until September 1998, when it began generating revenues from its business operations and implementing its sales and marketing strategy. Since acquiring the exclusive rights to a patented technology for its Digital Jukeboxes in December 1994, the Company has concentrated most of its efforts on the development and marketing of its Digital Jukeboxes.

    The Company has one wholly-owned subsidiary, TouchTunes Digital
Jukebox Inc. ("TOUCHTUNES DIGITAL"), a Canadian corporation. The Company has an arrangement with TouchTunes Digital pursuant to which TouchTunes Digital conducts, among other things, research and development in connection with the Company's digital jukebox projects. For more information about TouchTunes Digital, see the discussion under Item 1(k), "TouchTunes Digital," and Item 2, "Description of Property."

(B)  PRODUCTS

    The Digital Jukeboxes combine, in a single unit, computer systems, telecommunication peripherals, and multimedia hardware. The Company's management believes that the Digital Jukeboxes are capable of replacing the loading mechanisms, the laser and the high-maintenance parts employed by conventional jukeboxes, with its low-maintenance computer system, which is capable of storing and reproducing, in digital format (MP3: 128 kbs; 44.1 KHz), any music selection at its original level of quality. All music files are protected from unauthorized usage by using multi-media protection protocol encryption (128 bit) algorithm.

    The core of the digital jukebox technology is a proprietary operating system, optimized for high-speed sound reproduction and video animation. Each Digital Jukebox is capable of storing, in compressed digital format, 2,000 songs, upgradable to virtually unlimited capacity. The Digital Jukeboxes are also equipped with a telecommunication protocol allowing the secure downloading of music to each individual Digital Jukebox from a remote central music library. The result is a high-performance, low-maintenance, remotely-configurable, computer-controlled unit using state-of-the-art technology standards. In the opinion of the Company's management, with its integrated and proprietary software program, the Digital Jukeboxes outperform any conventional jukebox on the market today for simultaneous sound reproduction, graphics display, video animation, music management, and telecommunication services.

    The operating software employed by the Digital Jukeboxes accounts for all songs played and automatically generates detailed pay-for-play statements, indicating royalty amounts owing to each record label and publishing company. This feature has helped the Company obtain performance, recording, and publishing rights for the Digital Jukeboxes from performance rights societies, various record label companies, and various publishing companies, authorizing the Company to reproduce and play copyrighted music on its Digital Jukeboxes. The statistics generated by Digital Jukeboxes can be used to determine the popularity of artists and titles, together with music preferences and trends. This information on musical tastes is critical to the music industry and can be made available by the Company to record labels. Furthermore, these data-mining capabilities can be used to test market new songs, monitor consumer preference and geographic trends, promote record labels and their artists, as well as provide other useful information.

(C)  INDUSTRY

    The Digital Jukeboxes were primarily developed for the jukebox industry. Based upon available information, the Company's management believes that approximately 250,000 conventional jukeboxes are in operation in the United States and approximately 4,000 new units were sold in 2001. There are approximately 2,300 jukebox operators who own these conventional jukebox units, which are placed in restaurants, bars, and other similar business venues. Annual gross coinage jukebox revenue in the industry amounts to approximately
$2 billion, of which, on average, approximately 50% is retained by location owners and 50% is retained by jukebox operators. The previous significant technological change in the industry occurred in 1987 when CD jukeboxes were introduced; older vinyl jukeboxes were no longer being manufactured by 1991. The Company expects the industry to shift to digital technology at a similar pace.

(D)  PATENTS

    To protect its technology, the Company has filed a total of 25 international patent applications in the United States, Europe, Canada, and Japan.

    Generally, the patent applications cover the Company's downloading network configuration, operating system technology, graphic user interface, system control methodology, music copyrights protection processes, advertising methodology, interactive music gaming methodology, remote software upgrade methodology, as it applies to the jukebox sector. Other patent applications cover the use of the Company's technology in potential markets outside the coin-operated jukebox industry (residential and other markets) which can be serviced by the same network configuration.

    As of March 28, 2002, nine patents have been granted in Europe and five patents have been granted in the United States. Of the 14 patents granted to date, two were granted in 2002. Generally, the patents will expire sometime between 2020 and 2025. The two patents granted in 2002 cover technology that affects volume controls, the downloading of music from the Internet onto the Digital Jukeboxes, the incorporation of advertising and promotions in the Digital Jukeboxes as well as the use of album covers as a way to select music on Digital Jukeboxes.

    There can be no assurances as to the scope, validity, or value of such patents and patent applications, nor as to their freedom from infringement by others; the Company is not aware of any conflicting patents held by others.

(E)  PROMOTION AND MARKETING

    The Company promotes the Digital Jukeboxes through advertising, its web-site, spotlight shows, on-site demonstrations, direct mailings, banner ads, and on-premise promotional items. The Company also attends all major and selected minor industry trade shows and exhibitions. The two major trade shows in which the

Company participates each year are the Amusement Showcase International Show and the Amusement & Music Operators Association held in March and September each year, respectively. These events attract most major participants in the coin-operated industry and generate orders from jukebox operators for the Digital Jukeboxes.

    The Company also participates in various conferences and trade shows relating to music licensing and downloading, as well as conferences and shows concerning business interests related to the Company's future operations.

    The Company's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Company manufactures and sells the Digital Jukeboxes to the jukebox operators and provides additional music services. The Company arranges for (i) the renewal and payment of licensing fees to the performing rights societies, (ii) the accountability and disbursements of royalty payments to the record label companies and publishing companies, and (iii) the ongoing provision of music selections to jukebox operators. The Company sells its Genesis model at a price of $6,695 and its Maestro model at a price of $6,390. Also, the Company provides music services to the jukebox operators under two types of agreements:
(i) the elite music and service agreement has a term of five years and the Company charges a minimum fee of $29 per week, which increases to a maximum of $49 per week based on the level of revenues derived from the operation of the Digital Jukeboxes and, (ii) the fixed-rate music and service agreement has a three-year term and provides for a fixed weekly fee of either $9.95 or $12.95, depending upon the number of Digital Jukeboxes owned by the jukebox operator, and a fee of $0.04 per song played.

    In addition, the Company has a portfolio of approximately 2,080 Digital Jukebox leases with jukebox operators, which each have a term of five years. These lease agreements provide for a rate of $69 to $89 per week based on the level of revenues derived from the operation of the Digital Jukeboxes, of which $40 per week is attributed to the cost of the Digital Jukebox. The Company has sales and lease agreements with approximately 500 jukebox operators. Therefore, the loss of any one operator would not have a material impact on the Company's business.

    As at December 31, 2001, the Company had delivered a total of approximately 4,500 Digital Jukeboxes to jukebox operators, of which approximately 4,400 units had been installed in various locations in the United States.

(F)  CUSTOMER SERVICE AND TECHNICAL SUPPORT

    The Company has established customer service and technical support departments focused on providing the Company's customers with value beyond the purchase or lease of the Company's Digital Jukeboxes. The customer service and technical support consists of 24-hours-per-day 7-days-per-week support through a toll-free telephone number. The Company also conducts jukebox installation training sessions, providing education and insight into the use of the Company's Digital Jukeboxes.

(G)  MANUFACTURING, ASSEMBLING AND DISTRIBUTION

    The Company has secured rights to play music owned by four major record label companies (Universal Music Group, BMG North America, Warner Music Group, and EMI Music Group), as well as several other independent record label companies. The record rights obtained are based on a pay-per-play royalty fee structure. In March 2002, the Company entered into a new three-year agreement with BMG North America which expires on December 31, 2004 and a new five-year agreement with EMI Music Group that expires on December 31, 2006. The Company is presently negotiating new agreements with Warner Music Group and Universal Music Group. The Company is also negotiating with Sony, the other major record label, as well as with several other independent record label companies for the right to play the music owned by such record label companies based on similar pay-per-play royalty fee structures.

    The Company has also obtained publishing rights from the five major publishing companies (Warner Chappell, Sony/ATV Music Publishing, Universal Music Publishing, Careers-BMG Music Publishing Inc. and EMI Entertainment World Inc.), which generally have a term ranging from one to five years and expiration dates ranging from 2002 to 2006, as well as rights from over 300 other independent publishing companies. The agreements with the independent publishing companies have terms ranging from one to three years and expiration dates ranging from 2002 to 2005. The publishing rights obtained are based on a royalty payable, determined either each time a song is digitally reproduced or downloaded on a Digital Jukebox or on a pay-per-play fee structure. The Company continues to negotiate with publishing companies for the right to play music owned by them on the Digital Jukeboxes.

    The Company has entered into an agreement with Bose Corporation for the commercial manufacturing of the Digital Jukeboxes which expires on May 31, 2003. The Company has also entered into an agreement with 146473 Canada Inc. to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The Company has arrangements with various telecommunication companies to obtain access into their TCP/IP networks, enabling the digital downloading of music content to its Digital Jukeboxes.

    As part of its sales and market penetration strategy, the Company has entered into distributor agency agreements with 10 key distributors to distribute the Digital Jukeboxes throughout the United States.

    There can be no assurances that the Company will be able to (i) conclude successfully its pending arrangements or renew existing agreements with record label companies and publishing companies for the use of their music,
(ii) conclude sufficient arrangements with jukebox operators for the acquisition and use of the Digital Jukeboxes, (iii) renegotiate key supplier contracts on terms favorable to the Company, or (iv) finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukeboxes on a commercially profitable basis. The Company's failure to conclude or renegotiate these agreements and/or arrangements or to finance the costs associated with the manufacture and operation of the Digital Jukeboxes could have a material adverse effect of the Company's business and operations.

(H)  PRODUCT DEVELOPMENT

    The Company plans to leverage its existing expertise in the secure digital distribution of music through TCP/IP networks, its established relationships with record label companies and publishers, as well as its strategic partnerships with Bose and other key suppliers, to develop other music-on-demand products and applications. The Company's current product development efforts are focused on utilizing its core technologies to expand its music-on-demand products and applications.

    The Company's growth will be dependent upon the rate of market penetration of the Digital Jukeboxes, revenues generated from sales, leasing, music services, and advertising on the Digital Jukeboxes, enhancements to the Digital Jukeboxes, as well as the introduction of new products and applications. There can be no assurance that any such market penetration and revenue growth will be achieved, or such new products, applications or enhancements will achieve market acceptance. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

    The Company's research and development expenses were approximately $2,380,000 in 2001 and $2,093,000 in 2000.

(I)  COMPETITION

    Competition in the manufacture, distribution and use of conventional jukeboxes is intense. Some manufacturers have other lines of equipment, which they produce in addition to conventional jukeboxes, within the amusement/entertainment industry. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors. All of these manufacturers have far greater experience in the jukebox industry than the Company.

    The Company's competitors also include those who design, develop and market units similar to the Digital Jukeboxes for use in the jukebox industry, with comparable or superior features, technologies and advances. The Company will face intense competition in commercializing any new music-on-demand products and applications from companies that may have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company.

    While the Company believes its Digital Jukeboxes are currently superior to any jukebox on the market, there can be no assurance that other technologically-advanced jukeboxes will not be designed and marketed by existing manufacturers or others, in competition with the Company's Digital Jukeboxes.

(J)  EMPLOYEES

    As at December 31, 2001, the Company and its wholly-owned subsidiary, TouchTunes Digital, had a total of 94 employees, which includes 29 in sales, marketing, customer service and customer support, 34 in development, quality assurance and network operations, and 31 in music-related activities, general and administration. All employees are engaged on a full-time basis. See also
Item 10 (c), "Employment Agreements".

(K)  TOUCHTUNES DIGITAL

    Through a series of investments made from 1997 to 1999, Societe Innovatech du Grand Montreal and CDP Sofinov (formerly known as SOFINOV Societe financiere d'innovation Inc.) acquired, an aggregate of: (i) debentures of TouchTunes Digital in the principal amount of US $20,330,579 and (ii) equity of TouchTunes Digital in the principal amount of $4,000,000 CDN. In December 1999, pursuant to a share exchange agreement and an amended debenture put right agreement with the Company, Societe Innovatech du Grand Montreal and CDP Sofinov exchanged their shares and debentures of TouchTunes Digital for, in the aggregate, 12,843,860 shares of the Company's Series A preferred stock, par value $.001 per share ("SERIES A PREFERRED STOCK").

    As a result of this exchange, the Company became the sole stockholder of TouchTunes Digital. Pursuant to an arrangement dated January 1, 1998 between the Company and TouchTunes Digital, TouchTunes Digital performs research and development with respect to the Company's digital jukebox project and provides the Company with such other additional services, such as consulting services, as the Company reasonably requests in connection with the implementation of the digital jukebox project.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company owns no real estate. The TouchTunes Digital's principal executive offices are located at 3 Commerce Place, 4th Floor, Nun's Island, Verdun, Quebec, Canada. Effective March 1, 1998, TouchTunes Digital entered into a new lease with the existing landlord for a term of 10 years with respect to these executive offices, which are comprised of 13,724 square feet of office space. The annual rent is $233,308 CDN and increases to $240,170 CDN per year effective March 1, 2003. Any renovations and improvements to the leased premises in Quebec are the responsibility of the landlord.

    Effective February 1, 1998 the Company entered into a five year lease for 3,934 square feet of office space at 1110 Cook Road, Suite 100, Buffalo Grove, Illinois, at an annual rental of $72,000, for use as a sales and marketing office. The Company has entered into a new lease effective January 1, 2002 for 2,500 square feet of warehouse space and 650 square feet of office space at 1530 Wiley Road, Schaumburg, Illinois, for its parts distribution center, at a monthly rent of $2,500. The lease is renewable on a monthly basis. The Company entered into a 3-year lease on August 15, 2000, for 2,465 square feet of office space at 8370 Wilshire Boulevard, Suite 209, Beverly Hills, California, at an annual rent of $54,720, for use as a business development, music rights and licensing office. The Company also leases office space at 114 Montgomery Avenue, Level B, Oreland, Pennsylvania and at 1800 East Sahara, Suite 107, Las Vegas, Nevada, both at nominal annual rentals.

    In the opinion of the Company's management, the above-mentioned properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. In October 2001, the Company sent letters to Ecast, Rowe and a number of their distributors advising them of their infringement of U.S. Patent No. 6,308,204. Ecast filed a declaratory judgment action in November 2001 in the Northern District of California, requesting a judgment that it does not infringe the Company's U.S. Patent No. 6,308,204. Ecast later filed an amended complaint to add claims for unfair competition and interference with contractual relations, based on Ecast's assertion that the Company had no legitimate basis for alleging that Ecast was infringing U.S. Patent No. 6,308,204. The Company has filed an answer to the complaint denying the claims, and has also counterclaimed against Ecast for patent infringement. In addition, the Company counterclaimed against Rowe for infringement of U.S. Patent No. 6,308,204. Ecast and Rowe have responded to the Company's infringement counterclaims with various affirmative defenses. Rowe also filed separate counterclaims alleging non-infringement of U.S. Patent No. 6,308,204 and claiming that the Company engaged in unfair competition and interference with contractual relations when the Company notified others in the industry of its patent rights. The Company has denied Rowe's claims. In February 2002, Rowe and Ecast sought to add claims requesting judgment that they do not infringe the Company's recently issued U.S. Patent No. 6,346,951. The Company has opposed Ecast's and Rowe's claims regarding U.S. Patent No. 6,346,951 on jurisdictional grounds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET FOR COMMON STOCK

    The Company's Class A voting common stock, par value $.001 per share (the "COMMON STOCK"), has traded on the over-the-counter market on the "OTC Bulletin Board" since June 7, 1995. Until December 1998, the symbol was TCMN. The symbol is now TTMC. The quotations below from the National Quotation Bureau, Inc. represent the high and low closing bid and asked prices by quarters for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                                      BID PRICES ($)             ASKED PRICES ($)
                                                                  ----------------------      ----------------------
                                                                    HIGH          LOW           HIGH          LOW
                                                                  --------      --------      --------      --------
2000
First Quarter...............................................       $3.50         $1.50         $3.75         $1.81
Second Quarter..............................................       $2.38         $1.88         $2.63         $2.00
Third Quarter...............................................       $2.38         $1.35         $2.50         $1.69
Fourth Quarter..............................................       $1.63         $0.75         $1.88         $1.00
2001
First Quarter...............................................       $1.50         $0.63         $1.63         $0.81
Second Quarter..............................................       $1.40         $0.70         $1.55         $0.87
Third Quarter...............................................       $1.25         $0.41         $1.40         $0.51
Fourth Quarter..............................................       $0.56         $0.34         $0.75         $0.37

    On March 28, 2002, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.35 per share and $0.49 per share, respectively. On that date, there were 450 holders of record of Common Stock.

    No cash dividends were declared or paid by the Company to its stockholders in the last two fiscal years. The agreements governing the Company's term loans with the National Bank of Canada, described below in Item 6(l), "Liquidity and Capital Resources," require the Company to obtain written consent from the National Bank of Canada prior to the distribution of any dividends.

(B)  RECENT SALES OF UNREGISTERED SECURITIES

    In the past three years, the Company has made the following two private placements of unregistered securities pursuant to an exemption from registration under Section 4(2) of the Securities Act:

    (1) the issuance of Series A Preferred Stock to Societe Innovatech du Grand Montreal and CDP Sofinov in December 1999, as described above in
       Item 1(k), "TouchTunes Digital," and

    (2) the issuance of Series B Preferred Stock, par value $.001 per share (the "SERIES B PREFERRED STOCK") to CDP Sofinov and CDP Capital Communications in May 2000, as described below in Item 6(l), "Liquidity and Capital Resources."

    The Series B Preferred Stock and Series A Preferred Stock are referred to collectively in this annual report as the "Voting Preferred Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Omitted.

ITEM 7.  FINANCIAL STATEMENTS

    Omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) DIRECTORS AND OFFICERS

    Set forth below is certain information as of March 28, 2002 regarding the Company's current directors and executive officers. There are no family relationships among each of the directors and executive officers of the Company.

NAME                                   OFFICE                                                  AGE
----                                   ------                                                --------
Tony Mastronardi.....................  Chief Executive Officer, President, Director and
                                       Vice-Chairman of the Board of Directors                  42
Guy Nathan...........................  Director                                                 58
Joel Schoenfeld......................  Director                                                 51
Pierre Desjardins....................  Chairman of the Board of Directors                       60
Hubert Manseau.......................  Director                                                 55
Sophie Forest........................  Director                                                 33
Roland Ribotti.......................  Director                                                 34
Matthew Carson.......................  Vice President Finance and Chief Financial Officer       43
Linda Komorsky.......................  Vice President, Business Affairs, Music Rights and
                                       Licenses                                                 57
Richard Brayer.......................  Vice President, Advertising Revenue and Marketing        52

    TONY MASTRONARDI, 42, has served as a director of the Company and its Chief Executive Officer since December 1994. On February 8, 2001, Mr. Mastronardi relinquished his role as President to Mr. Francois Plamondon and Mr. Mastronardi was appointed as Chairman of the Board of Directors. On
December 11, 2001, Mr. Mastronardi was again appointed President upon the departure of Mr. Plamondon. On March 15, 2002, Mr. Mastronardi was relieved of his position as Chairman of the Board of Directors and was appointed Vice-Chairman of the Board of Directors. Mr. Mastronardi has 16 years of diverse business experience, holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the Company's jukeboxes since its conception. Between 1985 and 1994, Mr. Mastronardi was employed as a Vice President, and then President, of Les Pavages Samacon Inc., a Montreal-based family-owned construction company.

    GUY NATHAN, 58, has been a director of the Company and its Secretary since December 1994. On March 15, 2002, Mr. Nathan's employment with the Company was terminated. Mr. Nathan is a recognized inventor, having patented over 100 intellectual property inventions since 1965. He has founded numerous research and development companies, specializing in a variety of highly innovative products, such as microradars for military use, videodiscs using laser and CD technology, high efficiency DC motors and interactive cable TV. He was directly involved in the creation of photovoltaic-powered television transmitters and repeaters and microwave links; created a photovoltaic-powered modular television set for communal and educational TV use in third world countries; acted as consultant for numerous African countries in matters of telecommunications, more particularly in setting-up radio and television networks by satellite; developed satellite dish antennas for direct television reception in KU band; and developed and patented an interactive cable TV system.

    JOEL SCHOENFELD, 51, has served as a director of the Company since September 2000. Mr. Schoenfeld is recognized as one of the entertainment industry's leading experts on international intellectual property, competition, and privacy issues. Mr. Schoenfeld has focused on policy matters impacting the entertainment business, and particularly e-commerce. In recognition of his knowledge in the field of intellectual property, he was appointed in 1999, and continues to serve, as one of 12 Commissioners on the Industry Advisory Commission to the World Intellectual Property Organization. Since 1990, he has been a member of the Executive Board and Central Board of Directors of the International Federation of the Phonographic Industry ("IFPI"). He was elected Chairman of the IFPI Council in 1999, a position he still holds.

    Since April 2000, Mr. Schoenfeld has been a consultant for Schoenfeld Consulting Inc., a consulting firm located in Stamford, Connecticut that focuses on management and organizational issues in international markets and intellectual property issues relating to the music industry.

    From November 1989 to April 2000, Mr. Schoenfeld served as Senior Vice President and General Counsel of BMG Entertainment ("BMG"), the entertainment division of Bertelsmann AG. There, he was responsible for all legal and business affairs of BMG worldwide. His duties included negotiating and analyzing new and existing business ventures and territorial expansion on a global level; international intellectual policy issues; international antitrust and competition legal matters; and privacy and database protection compliance. Also, since 1989, Mr. Schoenfeld has served as an officer or director or both for more than 80 Bertelsmann AG-related companies in more than 35 countries. Prior to joining BMG, Mr. Schoenfeld was General Counsel and Executive Vice President at the Recording Industry Association of America, and also served on its Board of Directors.

    Mr. Schoenfeld is currently a director of two U.S. public companies:
ThinkPath Inc. and MindArrow Systems. ThinkPath Inc. provides information technology, as well as engineer-recruiting and project-outsourcing services, technical training, and ASP-based skills management technology. MindArrow Systems provides Web-based solutions that enable sales and marketing organizations to improve response rates and shorten sales cycles by replacing printed brochures and direct mail with multimedia messages called eBrochures.

    PIERRE DESJARDINS, 60, has served as a director of the Company since December 2000. On March 15, 2002, Mr. Desjardins was appointed Chairman of the Board of Directors of the Company to replace Mr. Mastronardi. Since 1996,
Mr. Desjardins was the Chief Executive Officer and Chairman of the Board of Directors of Total Containment Inc., a U.S. public company that offers engineering services, and underground containment equipment, in connection with the conveyance of fuels in service stations in more than 65 countries. Effective January 2000, Mr. Desjardins relinquished the Chief Executive Officer position and remains as Chairman of the Board of Directors.

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

    HUBERT MANSEAU, 55, has served as a director of the Company since
February 2001. Since 1997, Mr. Manseau has been the President and Chief Executive Officer of Societe Innovatech du Grand Montreal, a high-tech venture capital firm in Canada. From 1995 to 1997, Mr. Manseau was employed at the Centre de recherche informatique de Montreal, first as Vice President, Administration, Finances and Business Development, and later as Executive Vice President.

    Mr. Manseau is President of the Quebec Venture Capital Association, Reseau Capital. He is also Governor of the "JUNIOR CHAMBER OF COMMERCE OF MONTREAL." Mr. Manseau has been a member of the Board of Directors of the Canadian Network for the Advancement of Research, Industry and Education. He also has been a member and Chairman of the Board of the College Edouard-Montpetit, the largest public college in Quebec. Mr. Manseau was a founding member of the Regional Internet Services of Quebec network, has also served as Vice-Chairman of the Board of Directors of APO-Quebec, a Quebec research and development center for computer educational applications.

    SOPHIE FOREST, 33, has served as a director of the Company since
September 2000. In 1996, Ms. Forest joined CDP Sofinov as manager. She was promoted to director in 1998 and to partner in 2001, and is now responsible for making and managing investments in the information technologies industry. Before joining CDP Sofinov, Ms. Forest was a director at Bell Canada, a telecommunications company, during 1996. Her responsibilities included supervising the development of business plans with a view to creating new alliances, equity interest and business acquisitions for Bell Canada in Quebec and elsewhere in Canada.
Ms. Forest serves on the board of directors of a number of high-tech companies in Quebec and elsewhere in Canada.

    ROLAND RIBOTTI, 34, has served as a director of the Company since May 2000. With experience in finance, including venture capital investments, Mr. Ribotti has held various management positions in the telecommunications sector. Since August 1999, Mr. Ribotti has been a manager at CDP Capital Communication, a subsidiary of the Caisse de Depot et Placement du Quebec that invests in companies actively operating in the communications field. From January 1997 to August 1999, Mr. Ribotti was Director of Business Investments at Bell Emergis/BCE Capital. From January 1995 to January 1997, Mr. Ribotti was the Associate Director-Finance at Bell Canada.

    Mr. Ribotti is on the board of directors of many other companies in Quebec and elsewhere in Canada.

    MATTHEW CARSON, 43, has served as the Company's Vice President Finance and Chief Financial Officer since June 2001. From November 1998 to May 2001,
Mr. Carson was employed by MDP Worldwide Entertainment Inc., a film production and distribution company where he held the position of Vice President, Finance, and Chief Financial Officer.

    From November 1997 to November 1998, Mr. Carson was Vice President, Business Development, for BHVR Communications Inc. a communications company, where his responsibilities included identifying and coordinating merger and acquisition opportunities. Prior to 1997, Mr. Carson worked with Ernst & Young LLP, where he was appointed to Partner of its Corporate Finance Group in 1993.

    LINDA KOMORSKY, 57, has served as the Company's Vice-President, Business Affairs, Music Rights and Licenses since March 1998. Ms. Komorsky, who is based in Los Angeles, has in excess of 25 years experience in the music industry where she has held several senior positions with diverse responsibilities at national and international levels. Most recently, from February 1991 to September 1997, she served on the worldwide management committee of BMG Music Publishing International, as Vice President, International Acquisitions and Marketing. Reporting directly to the Chief Executive Officer, Ms. Komorsky had specific responsibilities with respect to the strategic growth of BMG Music Publishing at a worldwide level.

    RICHARD BRAYER, 52, has served as Vice-President, Advertising Revenue and Marketing, since January 2001. Mr. Brayer has over 28 years of marketing and advertising experiences in various industries. Most recently, from 1999 to 2000, he was Vice President of Consumer Branding for Extendedcare.com, an Internet-based resource linking hospitals and consumers with extended care facilities and services. Prior to that, from 1997 to 1999, he served as Vice President of Advertising for the hardware cooperative, TRU*SERVE, and, from 1992 to 1997, he was the Director of Field Marketing for the automotive service provider, Midas International Corporation. For more information regarding
Mr. Brayer's continued employment with the Company, please see the discussion in
Item 10(c), "Employment Agreements," below.

(B) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The reporting person Matthew Carson filed neither Form 3 upon becoming a reporting person of the Company nor Form 4 to reflect the stock options granted to him in fiscal 2001. Such reporting person, also, did not file Form 5 within the prescribed time. The Form 5 of this reporting person will be filed in April 2002. Matthew Carson does not own, directly or indirectly, any of the Company's Common Stock or Preferred Stock.

ITEM 10.  EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

    The Summary Compensation Table below shows, for the years 1999 through 2001 (except as otherwise noted), the compensation paid or awarded to Mr. Mastronardi, Vice-Chairman and Chief Executive Officer, and the five other executive officers of the Company who were employed by the Company as of December 31, 2001 (except for Mr. Plamondon, as noted below) and whose total annual salary and bonus during the fiscal year ended December 31, 2001 ("FISCAL 2001") exceeded $100,000 (collectively, the "NAMED EXECUTIVES").

------------------------------------------------------------------------------------------------------------
                                                      ANNUAL COMPENSATION
                                                  ---------------------------     LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                 SECURITIES
                                                                                 UNDERLYING      ALL OTHER
                                        FISCAL       SALARY         BONUS       OPTIONS/SARS    COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR         ($)            ($)        (# OF SHARES)      ($)**
------------------------------------------------------------------------------------------------------------
Tony Mastronardi                         2001     180,000 CDN        --            250,000      12,423 CDN
President and Chief Executive Officer    2000     150,000 CDN        --             51,000*     12,423 CDN
                                         1999     150,000 CDN        --                         12,423 CDN
------------------------------------------------------------------------------------------------------------
Guy Nathan(1)                            2001     150,000 CDN        --             49,000      12,411 CDN
Senior Vice President and Secretary      2000     150,000 CDN    25,000 CDN         51,000*     12,411 CDN
                                         1999     150,000 CDN        --             --           9,842 CDN
------------------------------------------------------------------------------------------------------------
Francois Plamondon(2)                    2001     225,000 CDN        --            255,000          --
President and Chief Operating Officer    2000     225,000 CDN    112,500 CDN       745,000          --
                                         1999         --             --             --              --
------------------------------------------------------------------------------------------------------------
John Margold(3)                          2001       135,000          --             --             7,200
Vice President, Sales and Marketing      2000       135,000        10,000          203,000*        7,200
                                         1999       135,000        20,000           --             7,200
------------------------------------------------------------------------------------------------------------
Linda Komorsky                           2001       150,000          --             --             7,200
Vice President, Business Affairs,        2000       150,000        40,000          253,000*        7,200
  Music Rights and Licenses              1999       110,000        20,000           10,000*        7,200
------------------------------------------------------------------------------------------------------------
Richard Brayer(4)                        2001       150,000          --             50,000         4,800
Vice President, Advertising              2000         --             --             --              --
Revenue and Marketing                    1999         --             --             --              --
------------------------------------------------------------------------------------------------------------

* Options originally granted in 1998 and 1999 were cancelled and reissued on April 19, 2000 under the 2000 Plan. The exercise price and terms of the options granted under the 2000 Plan are the same as the exercise price and terms of the options cancelled.

**  Other compensation relates to automobile benefits.

(1) On March 15, 2002, Mr. Nathan's employment with the Company was terminated.

(2) Mr. Plamondon's employment with the Company was terminated on December 11, 2001.

(3) Mr. Margold's employment with the Company was terminated on March 15, 2002.

(4) For more information regarding his continued employment with the Company, please see the discussion below in Item 10(c), "Employment
    Agreements -- Richard Brayer."

STOCK OPTIONS

    The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during fiscal 2001 to the Named Executives.

               INDIVIDUAL OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------
                                   NUMBER OF
                                  SECURITIES     PERCENTAGE OF TOTAL
                                  UNDERLYING     OPTIONS/SARS GRANTED
                                 OPTIONS/SAR'S     TO EMPLOYEES IN      EXERCISE PRICE
NAME                                GRANTED        FISCAL 2001 (%)      PER SHARE ($)    EXPIRATION DATE
---------------------------------------------------------------------------------------------------------
Tony Mastronardi                    250,000             24.53%               1.135        March 16, 2011
---------------------------------------------------------------------------------------------------------
Guy Nathan(1)                        49,000              4.49%               1.135        March 16, 2011
---------------------------------------------------------------------------------------------------------
Francois Plamondon(2)               255,000             23.36%              1.0312        March 16, 2011
---------------------------------------------------------------------------------------------------------
John Margold(3)
---------------------------------------------------------------------------------------------------------
Linda Komorsky
---------------------------------------------------------------------------------------------------------
Richard Brayer(4)                    50,000              4.58%                1.00       February 8, 2011
---------------------------------------------------------------------------------------------------------

(1) On March 15, 2002, Mr. Nathan's employment with the Company was terminated.

(2) Mr. Plamondon's employment with the Company was terminated on December 11, 2001.

(3) Mr. Margold's employment with the Company was terminated on March 15, 2002.

(4) For more information regarding his continued employment with the Company, please see the discussion below in Item 10(c), "Employment
    Agreements -- Richard Brayer."

    The following table summarizes certain information regarding outstanding options held by the Named Executives as of December 31, 2001.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------------
                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                               OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS
                            SHARES                             FISCAL YEAR END          AT FISCAL YEAR END ($)(1)
                           ACQUIRED     VALUE REALIZED   ---------------------------   ---------------------------
NAME                      ON EXERCISE        ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Tony Mastronardi            --             --               38,250        262,750         **             **
------------------------------------------------------------------------------------------------------------------
Guy Nathan(2)               --             --               38,250         61,750         **             **
------------------------------------------------------------------------------------------------------------------
Francois Plamondon(3)       --             --              725,990        274,010         **             **
------------------------------------------------------------------------------------------------------------------
John Margold(4)             --             --              117,250         85,750         **             **
------------------------------------------------------------------------------------------------------------------
Linda Komorsky              --             --              107,250        145,750         **             **
------------------------------------------------------------------------------------------------------------------
Richard Brayer(5)           --             --               --             50,000         **             **
------------------------------------------------------------------------------------------------------------------

(1) Value is calculated as the difference between the fair market value of a share of Common Stock on December 31, 2001 ($0.34 per share) and the exercise price of the options.

**  None of the unexercised options were in-the-money.

(2) On March 15, 2002, Mr. Nathan's employment with the Company was terminated.

(3) Mr. Plamondon's employment with the Company was terminated on December 11, 2001.

(4) Mr. Margold's employment with the Company was terminated on March 15, 2002.

(5) For more information regarding his continued employment with the Company, please see the discussion below in Item 10(c), "Employment
    Agreements -- Richard Brayer."

(B) COMPENSATION OF DIRECTORS

    Executive officers of the Company who are directors or members of committees of the Board of Directors of the Company receive no compensation for serving in such positions. The two independent directors, Joel Schoenfeld and Pierre Desjardins, receive an annual fee of $10,000 for the attendance of at least 50% of the meetings, attendance fees of $1,500 for each Board of Directors meeting attended in person, $1,000 for each committee meeting attended in person and $500 for each Board or committee meeting attended by phone. Independent directors who serve as committee chairmen will receive an additional $500 per meeting.

(C) EMPLOYMENT AGREEMENTS

    TONY MASTRONARDI

    On March 11, 1997, the Company entered into a five-year employment agreement, effective January 1, 1997 with Tony Mastronardi, its President, which expired on December 31, 2001. Mr. Mastronardi also entered into a non-competition and confidentiality agreement with the Company that is effective during his employment with the Company and for one-year thereafter. The non-competition covenant will also remain in effect for so long as Mr. Mastronardi holds shares, directly or indirectly, of the Company's capital stock. On August 31, 1998, the Board of Directors set Mr. Mastronardi's annual base salary at $150,000 CDN. On March 16, 2001, the Board of Directors increased Mr. Mastronardi's annual base salary to $180,000 CDN, which was effective, retroactively, to January 1, 2001.

    In addition, Mr. Mastronardi was granted options to purchase an aggregate of 261,000 shares of Common Stock at an exercise price of $2.78 per share, of which options for 210,000 shares have expired and options for 38,250 shares of Common Stock have already vested. The remaining options to purchase 12,750 shares of Common Stock will vest on September 1, 2002. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities. The Company is presently in negotiations with Mr. Mastronardi in respect of his continued employment.

    GUY NATHAN

    On March 11, 1997, the Company also entered into a five-year employment agreement, effective January 1, 1997 with Guy Nathan, to be Senior Vice-President for Research and Development and Secretary. On August 31, 1998, the Board of Directors fixed Mr. Nathan's annual base salary at $150,000 CDN retroactively effective to January 1, 1998. In addition, Mr. Nathan was granted options to purchase an aggregate of 261,000 shares of Common Stock at an exercise price of $2.78 per share, of which options for 210,000 shares have expired and options for 38,250 shares of Common Stock have already vested. The remaining options to purchase 12,750 shares of Common Stock will vest on September 1, 2002. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    The term of Mr. Nathan's employment agreement expired on December 31, 2001 and was not renewed by the Company's Board of Directors. On March 15, 2002, the Company officially terminated Mr. Nathan's employment. Mr. Nathan is subject to a non-competition and confidentiality agreement, which remains in effect for one year after the termination of his employment with the Company and for so long as Mr. Nathan holds shares, directly or indirectly, of the Company's capital stock. The Company is currently in the process of negotiating the terms of Mr. Nathan's severance package.

    FRANCOIS PLAMONDON

    On February 2, 2001, the Company entered into an employment agreement (the "PLAMONDON AGREEMENT"), effective in the fiscal year ended December 31, 2000, with Francois Plamondon to assume the responsibilities of Executive Vice-President, Chief Operating Officer and Chief Financial Officer for an indefinite term. On February 9, 2001, Mr. Plamondon was promoted to President and Chief Operating Officer. The Plamondon Agreement provided for a minimum base salary of $225,000 CDN a bonus of 50% of the base salary, to be approved by the Board of Directors, six weeks paid vacation per fiscal year and other customary benefits. In addition, the terms of the Plamondon Agreement confirmed the previous grant of options to Mr. Plamondon to purchase 745,000 shares of Common Stock at a price per share of $2.0625, in conformity with the TouchTunes Music Corporation 2000 Long-Term Incentive Plan. Such options vest over a three-year period in equal monthly installments, commencing on January 15, 2000. The Plamondon Agreement was terminable at any time by the Company or by Mr. Plamondon upon three months prior written notice to the Company.

    On December 11, 2001, the Company terminated Mr. Plamondon's employment. Under the terms of the Plamondon Agreement, in the event of termination by the Company without cause, the Company shall pay Mr. Plamondon severance equal to 18 months of his base salary amounting to approximately $340,000 CDN. Also, the options that would have vested during the 12-month period following the effective date of a termination vested immediately on the date of termination. The Company is currently negotiating the payment terms of Mr. Plamondon's severance package. Mr. Plamondon is also subject to confidentiality, non-compete and non-solicitation covenants, which were in effect during the term of Mr. Plamondon's employment with the Company, and remain in effect for one year thereafter.

    JOHN MARGOLD

    On August 31, 1998, the Board of Directors approved and confirmed the employment of John Margold as the Company's Vice-President of Sales and Marketing for an indefinite term at an annual base salary of $135,000.
Mr. Margold was granted options to purchase an aggregate of 93,000 shares of Common Stock at $2.78 per share, of which options for 82,750 shares of Common Stock have vested. The remaining options for 10,750 shares of Common Stock will vest on September 1, 2002. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    Mr. Margold's employment with the Company was terminated on March 15, 2002. The Company is currently in the process of negotiating the terms of Mr. Margold's severance package.

    LINDA KOMORSKY

    On August 31, 1998, the Board of Directors approved and confirmed the employment terms and conditions of Linda Komorsky as the Company's Vice-President of Business Affairs, Music and Licensing. Her employment is for an indefinite term. The amount of severance payable to Ms. Komorsky upon termination of employment depends upon the length of her employment with the Company. Currently, Ms. Komorsky receives an annual base salary of $150,000. Depending upon her own performance and that of the Company, Ms. Komorsky will be eligible for an annual bonus of up to 60% of her base salary. In addition, Ms Komorsky was granted options to purchase an aggregate of 68,000 shares of Common Stock at a price of $2.78 per share, of which options to purchase 53,500 shares of Common Stock have vested. The remaining options to purchase 14,500 shares of Common Stock will vest at a rate of 2,500 shares on May 26 of each of 2002 and 2003 and 9,500 shares which will vest on September 1, 2002. The term of the options is for ten years and the shares acquired upon exercise will be restricted securities.

    RICHARD BRAYER

    On January 18, 2001, the Company entered into an employment agreement with Richard E. Brayer (the "BRAYER AGREEMENT") as the Company's Vice President Marketing and Advertising for an indefinite term. The Brayer Agreement provides for an annual base salary of $150,000 and other customary benefits. Depending upon his performance and that of the Company, Mr. Brayer will be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Brayer was granted options to purchase an aggregate of 50,000 shares of Common Stock at $1.00 per share, vesting at a rate of 12,500 shares on April 1st of each of the four years commencing in the year 2001. The Brayer Agreement is terminable at any time by the Company or by Mr. Brayer upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Mr. Brayer severance equal to six months of his base salary. Mr. Brayer is subject to a permanent confidentiality agreement, and to non-competition and non-solicitation covenants that are effective during the term of Mr. Brayer's employment with the Company and for 18 months thereafter.

    In December, 2001, the Company reached an understanding with Mr. Brayer pursuant to which Mr. Brayer will continue in his current position as Vice President, Advertising Revenue and Marketing and effective July 1, 2002, Mr. Brayer will serve as a consultant to the Company. The Company and Mr. Brayer have not yet entered into a definitive agreement concerning the consulting services, but expect to do so in the near future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 28, 2002 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company's voting securities of: (i) each of the Company's directors; (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock or the Voting Preferred Stock; (iii) each of the Named Executives; and (iv) all current directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

----------------------------------------------------------------------------------------------------------------
                                         NUMBER OF SHARES BENEFICIALLY OWNED DIRECTLY OR INDIRECTLY
                                         ----------------------------------------------------------
                                                                                    TOTAL NUMBER OF
                                                                 VOTING PREFERRED       VOTING        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER         COMMON STOCK            STOCK(1)       SECURITIES(20)      CLASS*
----------------------------------------------------------------------------------------------------------------
CURRENT DIRECTORS

Tony Mastronardi                         10,495,760(2)(3)(4)          --             10,495,760        25.7%
4973 Felix-McLearnan
Pierrefonds, Quebec H8Y 3L2
----------------------------------------------------------------------------------------------------------------
Guy Nathan(16)                           10,445,510(2)(3)(5)          --             10,445,510        25.6%
80 Berlioz, Apt. 1106
Nun's Island, Quebec
H3E 1N9
----------------------------------------------------------------------------------------------------------------
Joel Schoenfeld                               10,000(14)              --               10,000            **
1177 High Ridge Road
Stamford, CT 06905
----------------------------------------------------------------------------------------------------------------
Sophie Forest                                     --                  --                 --              --
c/o CDP Sofinov
1801 McGill College Avenue, 13th Floor
Montreal, Quebec H3A 2N4
----------------------------------------------------------------------------------------------------------------
Hubert Manseau                                    --                  --                 --              --
c/o Societe Innovatech du Grand
  Montreal
Grand Montreal
2020 University Street, Suite 1527
Montreal, Quebec H3A 2A5
----------------------------------------------------------------------------------------------------------------
Roland Ribotti                                    --                  --                 --              --
c/o CDP Capital Communications
2001 McGill College Avenue, 7th Floor
Montreal, Quebec H3A 1G1
----------------------------------------------------------------------------------------------------------------
Pierre Desjardins                             44,400(14)              --               44,400            **
700 Marie Le-Ber Road, Apt. 201
Nun's Island, Quebec H3E 1P2
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                         NUMBER OF SHARES BENEFICIALLY OWNED DIRECTLY OR INDIRECTLY
                                         ----------------------------------------------------------
                                                                                    TOTAL NUMBER OF
                                                                 VOTING PREFERRED       VOTING        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER         COMMON STOCK            STOCK(1)       SECURITIES(19)      CLASS*
----------------------------------------------------------------------------------------------------------------
5% BENEFICIAL OWNERS

Tonino Lattanzi                          10,737,714(2)(3)(6)           --            10,737,714        26.3%
12 Rue Dubois Clamart
92140 France
----------------------------------------------------------------------------------------------------------------
CDP Sofinov(20)                                   --              11,457,996(7)      12,569,107        30.8%
1981 McGill College Avenue
Montreal, Quebec H3A 3C7
----------------------------------------------------------------------------------------------------------------
Societe Innovatech du Grand                       --              3,608,186(8)        3,608,186         8.8%
  Montreal(20)
2020 University Street
Montreal, Quebec H3A 2A5
----------------------------------------------------------------------------------------------------------------
CDP Capital Communications(20)                    --              6,666,667(9)       10,000,000        24.5%
1981 McGill College Avenue
Montreal, Quebec H3A 3C7
----------------------------------------------------------------------------------------------------------------
Techno Expres                             10,001,090(2)(19)            --            10,001,090        24.5%
36 rue du Marche
Alfortville, 94140 France
----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                               NUMBER OF SHARES BENEFICIALLY OWNED DIRECTLY OR
                                                                 INDIRECTLY
                                             ---------------------------------------------------
                                                                                 TOTAL NUMBER OF
                                                              VOTING PREFERRED       VOTING        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER          COMMON STOCK        STOCK(1)       SECURITIES(19)      CLASS*
-------------------------------------------------------------------------------------------------------------
NAMED EXECUTIVES(15)

Francois Plamondon(17)                        725,990(10)          --               725,990          1.8%
4450 Sherbrooke St., Apt. 21
Westmount, Quebec H3Z 1E6
-------------------------------------------------------------------------------------------------------------
John Margold(18)                              133,500(11)          --               133,500           **
704 Patton Drive
Buffalo Grove IL 60089
-------------------------------------------------------------------------------------------------------------
Linda Komorsky                                128,500(12)          --               128,500           **
1600 South Rexford Drive
Los Angeles, CA 90035
-------------------------------------------------------------------------------------------------------------
Richard Brayer(19)                               12,500            --               12,500            **
218 E. Lahon
Park Ridge,IL 60068
-------------------------------------------------------------------------------------------------------------
ALL CURRENT DIRECTORS AND EXECUTIVE          11,943,854(13)        --             11,943,854        29.2%
  OFFICERS AS A GROUP (9 PERSONS)
-------------------------------------------------------------------------------------------------------------

* The Common Stock and Voting Preferred Stock vote together as a single class. Percentage amounts based on all outstanding Common Stock, Series A Preferred Stock, Series B Preferred Stock and options to purchase Common Stock which are exercisable within 60 days of March 28, 2002

**  Less than 1%.

(1) Voting Preferred Stock includes both Series A Preferred Stock and Series B Preferred Stock. The holders of each share of Voting Preferred Stock are entitled to a number of votes equal to the number of full shares of Common Stock that can be acquired upon conversion of such Voting Preferred Stock.

(2) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, Alfortville 94140 France, which owns 10,001,920 shares of Common Stock, which represents approximately 68.4% of the total number of shares of Common Stock outstanding, and approximately 24.5% of the total number of the Company's outstanding voting securities.

    These 10,001,920 shares of Common Stock are subject to the Voting Trust and Limited Shareholders Agreement, dated May 18, 2000, discussed below in footnote 19 to this beneficial ownership table and in Item 12, "Certain Relationships and Related Transactions."

(3) Messrs. Mastronardi, Nathan and Lattanzi own 50%, 16.67% and 33.33%, respectively, of the capital stock of TouchTunes Juke Box Inc., a Canadian corporation, with offices at 4973 Felix-McLearnan, Pierrefonds, Quebec, H8Y 3L2. TouchTunes Juke Box Inc. holds 393,090 shares of Common Stock, which represents approximately 2.7% of the total number of shares of Common Stock outstanding, and approximately 0.97% of the total number of the Company's outstanding voting securities.

(4) Includes options to purchase 100,750 shares of Common Stock that are exercisable within 60 days of March 28, 2002.

(5) Includes options to purchase 50,500 shares of Common Stock that are exercisable within 60 days of March 28, 2002.

(6) Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy. Neturba SRL holds 14,666 shares of Common Stock.

(7) Represents 9,235,774 shares of Series A Preferred Stock and 2,222,222 shares of Series B Preferred Stock held by CDP Sofinov. The Series A Preferred Stock is convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 28, 2002. The Series B Preferred Stock is convertible into 3,333,333, shares of Common Stock.

(8) Represents 3,608,186 shares of Series A Preferred Stock held by Societe Innovatech du Grand Montreal that are convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 28, 2002.

(9) Represents 6,666,667 shares of Series B Preferred Stock held by CDP Capital Communications that are convertible (subject to certain antidilutive provisions) into 10,000,000 shares of Common Stock, at the option of the holder, within 60 days of March 28, 2002.

(10) Represents 725,990 shares of Common Stock subject to certain options held by Mr. Plamondon that are exercisable within 60 days of March 28, 2002.

(11) Represents 133,500 shares of Common Stock subject to options held by Mr. Margold that are exercisable within 60 days of March 28, 2002.

(12) Represents 128,500 shares of Common Stock subject to options held by Mrs. Komorsky that are exercisable within 60 days of March 28, 2002.

(13) Includes options to purchase 1,171,740 shares of Common Stock that are exercisable within 60 days of March 28, 2002.

(14) Includes options to purchase 10,000 shares of Common Stock that are exercisable within 60 days of March 28, 2002, and 33,400 Common Shares held directly by Mr. Desjardins.

(15) Other than Tony Mastronardi and Guy Nathan, who are listed in the chart as a Director and 5% Beneficial Owner, respectively.

(16) On March 15, 2002, Mr. Nathan's employment with the Company was terminated.

(17) Mr. Plamondon's employment with the Company was terminated on December 11, 2001.

(18) Mr. Margold's employment with the Company was terminated on March 15, 2002.

(19) For more information regarding his continued employment with the Company, please see the discussion below in Item 10(c), "Employment
    Agreements -- Richard Brayer."

(20) These shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock are subject to a Voting Trust and Limited Shareholders Agreement, dated May 18, 2000, among Techno Expres, CDP Sofinov, Societe Innovatech du Grand Montreal, CDP Capital Communications and the Company. For more information regarding this Voting Trust and Limited Shareholders Agreement, please see the discussion below in Item 12, "Certain Relationships and Related Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    TRANSACTIONS WITH 5% BENEFICIAL OWNERS

    The Company entered into a Voting Trust and Limited Shareholders Agreement, dated May 18, 2000 (the "VOTING AGREEMENT"), with Techno Expres, CDP Sofinov, Societe Innovatech du Grand Montreal, and CDP Capital Communications (collectively, the "SHAREHOLDERS"). The Shareholders collectively hold 21,732,849 shares of the Voting Preferred Stock, which represents approximately 64.1% of the voting power of the Company's capital stock.

    The voting rights and powers of the Shareholders under the Voting Agreement include, but are not limited to, the following:

    - SELECTION OF DIRECTORS: Pursuant to the terms of the Voting Agreement, the Shareholders shall vote their shares of Common Stock and Voting Preferred Stock to ensure that at least seven directors are elected to the Board of Directors of the Company. Generally, of the seven directors: (i) three shall be nominees of CDP Sofinov, Societe Innovatech du Grand Montreal and CDP Capital Communications (collectively, the "INVESTORS"), so long as the Investors collectively own 15% of the outstanding voting securities of the Company; (ii) two shall be nominees of Techno Expres, so long as Techno Expres owns at least 20% of the outstanding voting securities of the Company; and (iii) the remaining two shall be nominees of such five nominees, but shall not be employees or persons related to or affiliated with shareholders, directors or officers of the Company or of the Investors.

    - MATTERS SUBJECT TO THE APPROVAL OF TWO OF THE THREE INVESTORS: Until the Company completes its next public offering, or for so long as the Investors collectively own at least 15% of the voting securities of the Company, the Shareholders agree to cause the Company to submit certain corporate actions for the prior approval of at least two of the three Investors. Such actions include: (i) establishing the annual budget;
      (ii) hiring and firing any senior officers or employees; (iii) amending the Articles of Incorporation or Bylaws; (iv) entering into loan agreements, asset agreements, acquisition agreements or other transactions not in the ordinary course of business; (v) creating subsidiaries; and
      (vi) settling any legal proceedings.

    - MATTERS SUBJECT TO THE APPROVAL OF ALL THREE INVESTORS: Until the Company completes its next public offering, or for so long as the Investors collectively own at least 15% of the voting securities of the Company, the Shareholders agree to cause the Company to submit for the prior approval of all three Investors any corporate action that would result in: (i) any change in the capital stock of the Company; (ii) a merger, consolidation, or sale of all or a substantial part of the assets of the Company; or
      (iii) a declaration of dividends or the redemption of the Company's capital stock, other than in conformity with its Articles of Incorporation.

    - FAILURE TO REDEEM SERIES B PREFERRED SHARES: Under the terms of the Voting Agreement, in the event that the Company fails to redeem the shares of Series B Preferred Stock held by the Shareholders in accordance with the Company's Articles of Incorporation, the Shareholders may act to (i) sell all of their shares of stock in the Company; (ii) sell all of the assets of the Company, or (iii) dissolve or liquidate the Company.

    The Voting Agreement terminates upon the happening of one of the following:
(i) all of the issued and outstanding shares of the Company are owned by one person; (ii) the bankruptcy of dissolution (whether voluntary or involuntary) of the Company; or (iii) by written consent of all of the Investors.

    Also, as described above, under Item 1(k), "TouchTunes Digital," and
Item 6(l), "Liquidity and Capital Resources," the Company entered into investment transactions with CDP Sofinov, Societe Innovatech du Grand Montreal, and CDP Capital Communications. Note that based upon the number of shares of Common Stock outstanding as of March 28, 2002, upon the exchange (i) by CDP Sofinov and Societe Innovatech du Grand Montreal of their 12,843,960 shares of Series A Preferred Stock into 12,843,960 shares of Common Stock and (ii) by CDP Sofinov and CDP Capital Communications of their 8,888,889 shares of Series B Preferred Stock into 13,333,334 shares of Common Stock, CDP Sofinov, Societe Innovatech du

Grand Montreal, and CDP Capital Communications will collectively own approximately 55.3% of the outstanding shares of Common Stock.

    TRANSACTIONS WITH THE COMPANY'S EXECUTIVES

    As described above in Item 1(c), "Employment Agreements," the Company has entered into employment agreements with the Named Executives.

    In addition, on June 1, 2001, the Company entered into an employment agreement with Matthew Carson, the Company's Vice President, Finance and Chief Financial Officer. The employment agreement provides for a base salary of $175,000 CDN. Depending upon his performance and that of the Company, Mr. Carson will be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Carson was granted options to purchase an aggregate of 175,000 shares of Common Stock at $1.13 per share vesting at the rate of 43,750 shares on June 1 of each of the four years commencing in the year 2002. Mr. Carson's employment is terminable at any time by either party upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Mr. Carson severance equal to 9 months of his base salary.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibits listed on the Index of Exhibits of this annual report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

    (b) The Company filed two reports on Form 8-K during the last quarter of fiscal year 2001. On December 14, 2001, the Company filed a Form 8-K to report the layoff of 26 of the Company's 118 workers. On December 28, 2001, the Company filed a Form 8-K to report the departure of Francois Plamondon as President and Chief Operating Officer of the Company.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TOUCHTUNES MUSIC CORPORATION

                                                       By: /s/ Tony Mastronardi
                                                                                  --------------------------
                                                                                  Name: Tony Mastronardi
                                                                                  Title: Vice-Chairman of the
                                                                                         Board of Directors,
                                                                                       President and Chief
                                                                                         Executive Officer

                                                       Dated: March 29, 2002

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each of the Directors and/or executive officers of TouchTunes Music Corporation (the "Registrant"), a Nevada corporation, hereby names, constitutes and appoints each of Tony Mastronardi and Matthew Carson, with full power of substitution and resubstitution, such person's true and lawful attorney-in-fact and agent, each acting alone, to execute in such person's name, place and stead, in any and all capacities, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission. Such persons hereby ratify and confirm all that each of said attorneys-in-fact and agents, or any substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB has been signed below by the following persons on the 29th day of March 2002 on behalf of the Registrant and in the capacities indicated.

                        NAME                                     TITLE
                        ----                                     -----
                /s/ Tony Mastronardi
                                                                 Vice-Chairman of the Board of Directors,
     -------------------------------------------                   President and Chief Executive Officer
                  Tony Mastronardi                                 (principal Executive officer)

                 /s/ Matthew Carson
                                                                 Vice President Finance and Chief Financial
     -------------------------------------------                   Officer (principal financial and
                   Matthew Carson                                  accounting officer)

                /s/ Pierre Desjardins
     -------------------------------------------                 Chairman of the Board of Directors
                  Pierre Desjardins

               /s/ Joel M. Schoenfeld
     -------------------------------------------                 Director
                 Joel M. Schoenfeld

                 /s/ Hubert Manseau
     -------------------------------------------                 Director
                   Hubert Manseau

                   /s/ Guy Nathan
     -------------------------------------------                 Director
                     Guy Nathan

                  /s/ Sophie Forest
     -------------------------------------------                 Director
                    Sophie Forest

                 /s/ Roland Ribotti
     -------------------------------------------                 Director
                   Roland Ribotti

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          ------------------------------------------------------------
         3.1            Second Amended and Restated Articles of Incorporation.
                          Reference is made to Exhibit 3.1 of Company's Quarterly
                          Report on Form 10-QSB, for the quarterly period ended
                          September 30, 2000, filed on November 20, 2000, which
                          Exhibit is incorporated herein by reference.

         3.2            Bylaws. Reference is made to Exhibit 3.1 of the Company's
                          Registration Statement on Form SB-2, filed on June 19,
                          1997, which Exhibit is incorporated herein by reference.

         4.1            Terms of Class A Voting Common Stock, included as part of
                          Exhibit 3.1 of the Company's Quarterly Report on
                          Form 10-QSB, for the quarterly period ended September 30,
                          2000, filed on November 20, 2000, which Exhibit is
                          incorporated herein by reference.

         4.2            Terms of Series A Preferred Stock, included as part of
                          Exhibit 3.1 of the Company's Quarterly Report on
                          Form 10-QSB, for the quarterly period ended September 30,
                          2000, filed on November 20, 2000, which Exhibit is
                          incorporated herein by reference.

         4.3            Terms of Series B Preferred Stock, included as part
                          Exhibit 3.1 of the Company's Quarterly Report on
                          Form 10-QSB, for the quarterly period ended September 30,
                          2000, filed on November 20, 2000, which Exhibit is
                          incorporated herein by reference.

         9              Voting Trust and Limited Shareholders Agreement, dated
                          May 18, 2000, among CDP Capital, Sofinov and TouchTunes
                          Digital Jukebox, Inc. Reference is made to Exhibit 3 of
                          the Company's Form 8-K, filed on June 2, 2000, which
                          Exhibit is incorporated herein by reference.

        10.1            Lease between TouchTunes Digital Jukebox, Inc. and Jesta
                          Management Corp., dated March 1, 1998, for the premises located at 3 Commerce Place, 4th Floor, Nun's Island,
                          Verdun, Quebec, Canada H3E 1E7. Reference is made to
                          Exhibit 10.2 of the Registrant's Annual Report filed on
                          April 2, 2001 which exhibit is incorporated herein by reference.

        10.2            Employment and Non-Competition Agreement between the Company and Tony Mastronardi, dated March 11, 1997. Reference is
                          made to Exhibit 9 of Company's Form 8-K for the month of
                          March 1997, which Exhibit is incorporated herein by
                          reference.

        10.3            Jukebox License Agreement with the American Society of
                          Composers Authors and Publishers, Broadcast Music Inc. and
                          SESAC, Inc., dated March 11, 1997. Reference is made to
                          Exhibit 10.18 of Company's Registration Statement on Form
                          SB-2, File No. 333-7006, which Exhibit is incorporated
                          herein by reference.

        10.4            Subscription Agreement for the purchase of 100 Series A
                          Preferred Shares of the Company by the selling
                          Shareholders. Reference is made to Exhibit 6 of Company's
                          Form 8-K for the month of March 1997, which Exhibit is
                          incorporated herein by reference.

        10.5            Company's 2000 Long-Term Incentive Plan. Reference is made to Exhibit 4.3 of the Company's Form S-8 filing, filed on
                          July 17, 2000, which Exhibit is incorporated herein by
                          reference.

        10.6            Subscription Agreement, dated May 18, 2000, among CDP
                          Capital Communications, CDP Sofinov and TouchTunes Digital
                          Jukebox, Inc. Reference is made to Exhibit 1 of the
                          Company's From 8-K, filed on June 2, 2000, which Exhibit
                          is incorporated herein by reference.

        10.7            Registration Rights Agreement, dated May 18, 2000, among CDP
                          Capital, Sofinov and TouchTunes Digital Jukebox, Inc.
                          Reference is made to Exhibit 2 of the Company's Form 8-K,
                          filed on June 2, 2000, which Exhibit is incorporated
                          herein by reference.

        10.8*           OEM Purchase and Development Agreement between TouchTunes
                          Digital Jukebox, Inc. and Bose Corporation, dated June 2,
                          2000, and Amendment No. 1 between TouchTunes Digital
                          Jukebox, Inc. and Bose Corporation, dated August 9, 2000.
                          Reference is made to Exhibit 10.39 of the Company's
                          Quarterly Report on Form 10-QSB, filed on August 14, 2000
                          which Exhibit is incorporated herein by reference.

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          ------------------------------------------------------------
        10.9            Employment Agreement between TouchTunes Digital
                          Jukebox, Inc. and Francois Plamondon, dated February 2,
                          2001. Reference is made to Exhibit 10.12 of the Company's
                          Annual Report on Form 10-KSB.

        10.10           Employment Agreement between TouchTunes Music Corporation
                          and Richard Brayer, dated January 18, 2001. Reference is made to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed on April 2, 2001, which Exhibit is incorporated herein by reference.

        10.11           Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Matthew Carson, dated June 1, 2001, which
                          Exhibit is filed herewith.

        21              Schedule of Subsidiaries, which Exhibit is filed herewith.

        24              Power of Attorney, which is included as part of the
                          signature page of this Form 10-KSB.

        99              Summary of International Patent Application for the Digital
                          Jukebox. Reference is made to Exhibit B of Company's
                          Form 10-KSB for the fiscal year ended December 31, 1994,
                          which Exhibit is incorporated herein by reference.

------------

* Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Securities and Exchange Commission has granted.