Form 10KSB/A
period 2001-12-31
TOUCHTUNES MUSIC CORP
filed 2002-04-16
CIK 894568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                          THE FOLLOWING ITEMS WERE THE SUBJECT
                                          OF A FORM 12B-25 AND ARE INCLUDED
                                          HEREIN: ITEM 6, ITEM 7

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-KSB

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
    (State or other jurisdiction of             (I.R.S. Employer Identification Number)
     incorporation or organization)

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

    Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PURPOSE OF AMENDMENT

    This Amendment No. 1 to Form 10-KSB amends the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 of TouchTunes Music Corporation filed with the Securities and Exchange Commission on April 1, 2002, for the purpose of (i) filing Item 6 and Item 7, which were the subject of a Form 12b-25 and (ii) amending the Exhibit Index in order to file TouchTunes' Amended and Restated Bylaws as Exhibit 3.2, Exhibit 10.13, Exhibit 10.14 and to file Exhibit 10.12 and Exhibit 23.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. FINANCIAL STATEMENTS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS THAT ARE NOT WITHIN THE COMPANY'S CONTROL.

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this annual report. Reference is also made to the risk factors and other business information described above in Item 1, "Description of Business of the Company's annual report on Form 10-KSB," which information is incorporated herein by reference.

(A)  OVERVIEW

    The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukeboxes. Revenues, since September 1998, have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukebox. As at December 31, 2001, the Company had delivered a total of 4,493 Digital Jukeboxes, as compared with 2,905 units delivered as at December 31, 2000. Management plans to devote significant resources to continuing its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities to apply its technology to other music-on-demand products and applications in other industries.

    The Company plays approximately 10 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record labels and their artists. These factors should assist the Company in obtaining and/or renewing agreements with various record companies.

(B)  REVENUES

    Revenues from the Digital Jukeboxes amounted to approximately $19,500,000 for the year ended December 31, 2001, as compared with approximately $16,800,000 for the year ended December 31, 2000. Digital Jukebox sales revenue amounted to approximately $14,731,000 for the year ended December 31, 2001, as compared with approximately $15,376,000 for the year ended December 31, 2000. Music service revenues amounted to approximately $4,752.000 for the year ended December 31, 2001, as compared with approximately $1,446,000 for the year ended December 31, 2000. The decrease in jukebox sales was primarily a result of decreased unit sales of Digital Jukeboxes in 2001 as compared to 2000. The Company generated a significant increase in music service revenue in 2001, as a result of the increase in the number of Digital Jukeboxes installed in the Company's digital jukebox network, which generate recurring music service revenues.

    The Company had no advertising revenues for the year ended December 31, 2001, as compared with $263,000 for the year ended December 31, 2000. Advertising revenues are generated from advertising that is placed on the Digital Jukebox. Because each Digital Jukebox contains an interactive monitor, there is potential that the Company will be able to significantly increase advertising revenues in the future.

(C)  COST OF DIGITAL JUKEBOX REVENUES AND DIRECT OPERATING COSTS

    The cost of Digital Jukebox revenues and direct operating costs decreased by approximately $110,000 from $11,552,000 for the year ended December 31, 2000 to $11,441,000 for the year ended December 31, 2001. The cost of manufacturing the Company's Genesis floor-model jukebox was reduced during the year as were other direct operating costs. The decrease in the cost of Digital Jukebox revenues and direct operating costs was offset by an increase in the royalties payable to record labels and publishers. The increase in royalties payable resulted from an increase in the number of songs played, over the Company's digital jukebox network. In addition, the Company was able to reduce its communication costs due to the increased transition by operators from the use of telephone lines to the Internet.

(D)  RESEARCH AND DEVELOPMENT COSTS

    Research and development expenses increased by approximately $287,000 or 14% from approximately $2,093,000 for the year ended December 31, 2000 to approximately $2,380,000 for the year ended December 31, 2001. The increase for research and development expenses was principally due to a charge in the amount of approximately $525,000 for the development of the Company's new product, the Maestro wall-mounted digital jukebox.

(E)  GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased by approximately $439,000 or 8% from approximately $5,182,000 for the year ended December 31, 2000 to $5,621,000 for the year ended December 31, 2001. The increase is mainly attributable to an increase in the provision for doubtful accounts and to legal and professional fees with respect to the Company's line of credit with the National Bank of Canada and unsecured loan facility with CDP Sofinov and CDP Capital Communications, each described in more detail below in Item 6(l), "Liquidity and Capital Resources."

(F)  SALES AND MARKETING EXPENSES

    Sales and marketing costs decreased by approximately $759,000 or 14% from approximately $5,504,000 for the year ended December 31, 2000 to approximately $4,745,000 for the year ended December 31, 2001. This decrease was principally due to significant decreases in expenditures for trade shows and corporate marketing combined with reductions in the sales force and support personnel, and related costs, during the second half of the year ended December 31, 2001.

(G)  INTEREST EXPENSE

    Interest expense increased by approximately $312,000 or 38% from approximately $824,000 for the year ended December 31, 2000 to $1,136,000 for the year ended December 31, 2001. For the year ended December 31, 2000, the Company earned interest on its short term cash investments totaling approximately $303,000 (2001 -- $20,000). The Company had increased borrowing requirements to finance its operating cash flow deficits during the year ended December 31, 2001. The main sources of funding were the line of credit with the National Bank of Canada and unsecured loan facility with CDP Sofinov and CDP Capital Communications, upon which interest of $11,000 and $91,000 were incurred, respectively. These increases were offset by the overall decline in interest rates, specifically with respect to the interest rate payable on the Company's jukebox term loans with the National Bank of Canada, and the aforementioned interest revenue earned in 2000. For more information regarding the jukebox term loan and line of credit with the National Bank of Canada and the unsecured loan facility with CDP Sofinov and CDP Capital Communications, see the discussion below under Item 6(l), "Liquidity and Capital Resources."

(H)  DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses decreased by approximately $455,000 or 21% from approximately $2,203,000 for the year ended December 31, 2000 to approximately $1,748,000 for the year ended December 31, 2001. This decrease is primarily attributable to fewer Digital Jukeboxes held by the Company as capital assets.

(I)  RESTRUCTURING COSTS

    During the last quarter of the year ended December 31, 2001, the Company undertook a significant restructuring of its operations in order to reduce the Company's ongoing operating costs, resulting in the

Company's workforce being reduced by approximately 35 people. Severance costs attributable to employees terminated as a result of the restructuring totaled approximately $510,000, of which $460,000 was unpaid and accrued for as at December 31, 2001. In addition, as a result of this restructuring, the Company determined that work related to developing certain software would cease. As a result, related software costs capitalized to date were determined to be impaired. Therefore, included in restructuring costs is approximately $790,000 related to this software impairment.

(J)  DISCLOSURE OF CRITICAL ACCOUNTING POLICIES

    ALLOWANCE FOR DOUBTFUL ACCOUNTS -- METHODOLOGY

    The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations
(e.g., bankruptcy filings, substantial downgrading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on the Company's historical experience and the Company's specific experience with that customer. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

    WARRANTY PROVISION -- METHODOLOGY

    The Company provides warranties on all jukeboxes sold or leased for a period of 2 to 5 years. Estimated costs for a warranty are provided based upon management's best estimate. The adequacy of the warranty provision is reviewed regularly in light of the Company's past experience and expectation of costs to be incurred and adjusted accordingly.

(K)  SEASONALITY

    The Company has experienced lower sales volume during the summer vacation period of June, July and August as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and may have material adverse effects on its financial condition.

(L)  LIQUIDITY AND CAPITAL RESOURCES

    The Company's funding has come principally from a group of three investors:
Societe Innovatech du Grand Montreal, CDP Sofinov and CDP Capital Communications (formerly known as Capital Communications CDPQ Inc.). To date, they have collectively invested approximately $43 million in the Company, which has provided the Company with sufficient capital resources to finance its start-up activities and to commence commercial operations. Financing arrangements with the National Bank of Canada are another significant source of funding for the Company's operations.

    In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED TERM LOAN"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. As at December 31, 2001, approximately $227,000 was outstanding under the CED Term Loan. The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $8,720 over a 36-month period that will end in February 2004.

    In April 1999, TouchTunes Digital entered into a jukebox term loan facility (the "JUKEBOX TERM LOAN") providing for loans aggregating approximately
$10.4 million with the National Bank of Canada to finance the cost of manufacturing the Digital Jukeboxes. The interest rate on the Jukebox Term Loan is priced at the National Bank of Canada's U.S. base rate, plus 2.55%. Additional compensation must be paid to the National Bank of Canada each year equal to 0.5% of the Company's annual gross revenues as defined under the Jukebox Term Loan. The Jukebox Term Loan must be repaid in full by
November 2004.

    The CED Term Loan and Jukebox Term Loan are each secured by a lien on the past, present and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

    In May 2000, the Company issued an aggregate of 8,888,889 shares of Series B Preferred Stock to CDP Sofinov and CDP Capital Communications. Specifically, the Company issued 2,222,222 shares of Series B Preferred Stock to CDP Sofinov in exchange for the conversion of $5,000,000 in prior advances to the Company. The remaining 6,666,667 shares of Series B Preferred Stock were issued to CDP Capital Communications in exchange for proceeds consisting of
(i) $14,000,000 in cash and (ii) $1,000,000 previously advanced by CDP Capital Communications to the Company. CDP Capital Communications received $136,370 as a fee for its financial services with respect to this transaction among the Company, CDP Sofinov and CDP Capital Communications.

    In May 2001, TouchTunes Digital obtained an operating line of credit (the "LINE OF CREDIT") from the National Bank of Canada in the amount of $500,000 bearing interest at the National Bank of Canada's U.S. base rate plus 1.25% and is renewable on April 30, 2002. The Line of Credit was subsequently increased in September 2001 to $1 million. The Line of Credit is also secured with an interest on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit.

    In July 2001, the Company's Board of Directors approved an unsecured loan facility (the "UNSECURED LOAN FACILITY"), provided by CDP Capital Communications and CDP Sofinov, for up to a maximum of $5 million. CDP Capital Communications and CDP Sofinov, subsidiaries of the Caisse de depot et placement du Quebec, Canada's largest fund manager, provided $3 million and $2 million, respectively, to the Unsecured Loan Facility. The parties entered into a binding term sheet with respect to the Unsecured Loan Facility and expect to enter into a definitive agreement in the near future.

    The Unsecured Loan Facility must be repaid within 18 months of initial drawdown and all amounts drawn and outstanding on the Unsecured Loan Facility bear interest at the rate of 20% per annum. After an initial $1.5 million has been drawn on the Unsecured Loan Facility, the rate at which all outstanding shares of Series B Preferred Stock held by CDP Capital Communications and CDP Sofinov that may be converted into shares of Common Stock will be adjusted from $2.25 per share of Series B Preferred Stock (based upon the original purchase price for shares of Series B Preferred Stock) for each share of Common Stock to be issued to $1.50 per share of Series B Preferred Stock for each share of Common Stock to be issued. In the event the Company defaults on repayment of the Unsecured Loan Facility on January 3, 2003, the amount of the Unsecured Loan Facility outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Common Stock at a conversion rate of $0.50 per share.

    On February 26, 2002, the Company drew down over $1.5 million on the Unsecured Loan Facility. As a result, the rate at which the shares of Series B Preferred Stock are convertible into Common Stock was adjusted as described above. Based on this new rate of conversion, in the event CDP Capital Communications and CDP Sofinov convert their Series B Preferred Stock, the Company would issue to them 13,333,334 shares of Common Stock, of which 4,444,445 shares represent the additional shares of Common Stock that would be issued as a result of the adjustment to the rate of conversion described above. As at April 12, 2002, the Company had drawn down principal in the amount of $3,250,000 on the Unsecured Loan Facility.

    The original agreements between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain a covenant that requires the

Company to maintain a minimum net shareholders' equity, as defined in the agreement of $10,000,000 and a minimum debt to equity ratio of 1.50:1.00. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. As at September 30, 2001, the Company had net shareholders' equity, calculated in accordance with the terms of the covenant, of approximately $8,300,000 and, therefore, did not satisfy the terms of the covenant. Accordingly, in its unaudited financial statements for the third quarter of 2001, filed with the Securities and Exchange Commission on November 14, 2001, the total amount of the debt outstanding under the CED Term Loan, and the Jukebox Term Loan, and the amount drawn down on the Line of Credit, a total of $5,972,812, were characterized as "current liabilities." Subsequent to the filing of the third quarter 2001 report, the Company and the National Bank of Canada amended the covenant to reduce the net shareholders' equity requirement from $10 million to $8 million, effective September 30, 2001. The Company was in compliance with the covenant, as amended, based on its September 30, 2001 financial statements.

    As at December 31, 2001, the Company's net shareholders' equity, calculated in accordance with the terms of the covenant, was approximately $6,400,000, which failed to satisfy the net shareholders' equity covenant, as amended. In addition the Company's debt to equity ratio stood at 2.06:1.00 which failed to satisfy the minimum debt to equity covenant. As at December 31, 2001, the Company was in violation of these aforementioned covenants. On April 12, 2002, the National Bank of Canada confirmed to the Company that it would not exercise any of its rights or remedies with respect to these defaults on the basis that the Company would increase the amount due on its Unsecured Loan Facility from $1.5 million at December 31, 2001 to $3.25 million. In addition, the Company committed to draw additional funds on the Unsecured Loan Facility, if necessary, to be in compliance with its debt covenants in the future. On April 12, 2002, the Company increased the amount due on its $5.0 million Unsecured Loan Facility to $3.25 million.

    On January 15, 2002, the Company sold, on a non-recourse basis, 188 capital leases, having a net book value of approximately $765,000, to a third party for total proceeds of approximately $990,000, of which $185,000 was applied as a reduction of the Jukebox Term Loan. The Company continues to pursue opportunities to sell additional leases in order to generate additional funds.

    In January 2002, the Company entered into an agreement with Firestone Financial Services. Under this agreement, Firestone Financial Services will provide lease financing to the Company's qualified operator customers for its Digital Jukeboxes. This arrangement is expected to result in a reduction of the Company's capital financing requirements in the future. There are no assurances however, that this arrangement will result in the expected levels of financing or be accepted by the Company's operator customers. As a result of this transaction with Firestone Financial Services, the lease financing transaction previously entered into with American Express Travel Related Services
Company Inc. (formerly known as Sierra Cities Inc.) in October 2000 was terminated effective March 22, 2002.

    The Company has contractual obligations totaling approximately $8,704,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space. The chart below also indicates the approximate amount of severance that the Company anticipates that it will pay in connection with the termination of some of the executive officers of the Company, as described in Item 10(c), "Employment Agreements of the Company's annual report on Form 10-KSB." Note, however, that because the Company is still in the process of negotiating the amount of such severance payments, the amount reflected below is simply an estimate and actual amounts paid may be more or less than the amount indicated.

                                                                      PAYMENTS DUE BY PERIOD
                                                      -------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                 TOTAL     LESS THAN 1 YEAR(1)    MORE THAN 1 YEAR(2)
-------------------------------------------------------------------------------------------------------------
LONG TERM DEBT(3)                                     6,876,581         2,375,954              4,500,627
-------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS                               160,402           114,582                 45,820
-------------------------------------------------------------------------------------------------------------
OPERATING LEASES                                      1,206,778           335,787                870,991
-------------------------------------------------------------------------------------------------------------
SEVERANCE PAYMENTS                                      460,000           460,000              --
-------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL CASH OBLIGATIONS                    8,703,761         3,286,323              5,417,438
-------------------------------------------------------------------------------------------------------------

(1) Refers to "less than 1 year" from January 1, 2002.

(2) Refers to "more than 1 year" from January 1, 2002.

(3) The long term debt refers to the Company's obligations under the CED Term Loan, the Jukebox Term Loan, and the Unsecured Loan Facility.

    In light of the restructuring activities undertaken in the last quarter of 2001 and the remaining amount available on the Unsecured Loan Facility and the Company's actual plans, including forecasted financial results and cash flows for the fiscal year ended December 31, 2002, the Company's management expects to be in a position to repay its debts as they become due and to remain in compliance with its debt covenants governing its CED Term Loan, Jukebox Term Loan and Line of Credit with the National Bank of Canada.

    The Company's capital requirements may vary based upon the success of its Digital Jukeboxes, competitive developments or if its anticipated cash flow from operations is less or more than expected and its development plans or projections change or prove to be inaccurate. If any of the Company's material assumptions prove to be wrong, or if management has failed to account for material contingencies, the Company's estimated capital requirements may be inadequate.

    The Company's ability to continue as a going concern is dependent principally on its ability to achieve profitable operations, generate positive cash flows from operations, repay its debts as they become due and to remain in compliance with the debt covenants under its loan agreements. The outcome of these matters cannot be predicted at this time.

ITEM 7.  FINANCIAL STATEMENTS

    The following documents are filed as part of this annual report, beginning on page F-1.

    - Report of Ernst & Young, LLP, Independent Auditor's.

    - Consolidated Balance Sheets as of December 31, 2001 and 2000.

    - Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2001 and 2000.

    - Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2001 and 2000.

    - Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TOUCHTUNES MUSIC CORPORATION

                                                       By:   /s/ TONY MASTRONARDI
                                                             --------------------------------------------
                                                             Name:  Tony Mastronardi
                                                             Title: Vice-Chairman of the Board of
                                                                    Directors,
                                                                    President and Chief Executive Officer

                                             Dated: April 15, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB has been signed below by the following persons on the 15th day of April 2002 on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                  CAPACITIES
                      ---------                                  ----------
                /s/ TONY MASTRONARDI
     -------------------------------------------                 Vice-Chairman and Chief Executive Officer
                  Tony Mastronardi                                 (principal Executive officer)

                 /s/ MATTHEW CARSON                              Vice President Finance and Chief Financial
     -------------------------------------------                   Officer (principal financial and
                   Matthew Carson                                  accounting officer)

* Tony Mastronardi, Pierre Desjardins, Joel
M. Schoenfeld, Hubert Manseau, Sophie Forest                     Directors

* By:/s/ MATTHEW CARSON
-------------------------------------------
Matthew Carson
ATTORNEY-IN-FACT, PURSUANT TO POWERS OF ATTORNEY
FILED WITH THE REPORT

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

         3.2            Amended and Restated Bylaws, which Exhibit is filed
                          herewith.

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

        10.11           Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Matthew Carson, dated June 1, 2001.
                          Reference is made to Exhibit 10.11 of the Company's annual report on Form 10-KSB, filed on April 1, 2002, which
                          Exhibit is incorporated herein by reference.

        10.12           Offer of Financing dated as of September 20, 2001 among
                          TouchTunes Digital Jukebox Inc. and National Bank of
                          Canada, which Exhibit is filed herewith.

        10.13           Amendment to Offer of Financing dated November 14, 2001
                          among TouchTunes Digital Jukebox Inc. and National Bank of
                          Canada, which Exhibit is filed herewith.

        10.14           Tolerance agreement dated April 10, 2002 among TouchTunes
                          Digital Jukebox Inc., National Bank of Canada, Export
                          Development Corporation (EDC) and Investissement-Quebec, which Exhibit is filed herewith.

        21.             Schedule of Subsidiaries. Reference is made to Exhibit 21 of the Company's annual report on Form 10-KSB, filed on
                          April 1, 2002, which Exhibit is incorporated herein by
                          reference.

        23.             Consent of Ernst & Young, LLP, independent auditors for the
                          Company, dated April 15, 2002, which Exhibit is filed
                          herewith.

        24.             Power of Attorney. Reference is made to the Power of
                          Attorney included as part of the signature page of the
                          Company's annual report on Form 10-KSB, filed on April 1,
                          2002, which Power of Attorney is incorporated herein by
                          reference.

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

                       CONSOLIDATED FINANCIAL STATEMENTS
                          TOUCHTUNES MUSIC CORPORATION
                               DECEMBER 31, 2001

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                     INDEX

                                                                PAGE
                                                              --------
Independent Auditor's Report................................       F-3

Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................       F-4

Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 2001 and 2000............       F-5

Consolidated Statements of Stockholders' Deficiency for the
  years ended December 31, 2001 and 2000....................       F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000................................       F-7

Notes to Consolidated Financial Statements..................       F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of TouchTunes Music Corporation

    We have audited the accompanying consolidated balance sheets of TouchTunes Music Corporation [the "COMPANY"] as at December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses, generated negative cash flows from operations since inception and must satisfy restrictive covenants on its debts which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Montreal, Canada,                                             ERNST & YOUNG, LLP
March 8, 2002.                                             Chartered Accountants
(except for notes 7, 8 and 21 which date is April 12, 2002)

                          TOUCHTUNES MUSIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                               (NOTES 1, 7 AND 8)

                                                                  AS AT DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                                   $             $
                                                              -----------   -----------
                                                                  [IN U.S. DOLLARS]
ASSETS
CURRENT
Cash and cash equivalents...................................      317,632     4,369,256
Trade accounts receivable (note 18).........................    4,723,251     1,929,295
Other receivables...........................................      158,155       653,095
Inventory...................................................    2,526,548     3,961,592
Prepaid expenses and deposits...............................      386,329       452,905
Current portion of investment in sales-type leases
  (note 3)..................................................    1,229,311     1,086,359
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................    9,341,226    12,452,502
                                                              -----------   -----------
Investment in sales-type leases (note 3)....................    5,377,772     8,079,415
Property, plant and equipment, net (note 5).................    4,357,771     5,665,911
Intangibles (note 6)........................................      683,695       775,121
Other assets................................................      610,439       623,269
                                                              -----------   -----------
                                                               20,370,903    27,596,218
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (note 7)..................................    1,000,000       --
Accounts payable and accrued liabilities....................    6,643,327     3,843,803
Other liabilities...........................................       70,748       144,071
Income taxes payable........................................      --             28,453
Current portion of long-term debt (note 8)..................    2,375,954     4,888,168
Current portion of capital lease obligations (note 9).......      114,582       191,978
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................   10,204,611     9,096,473
                                                              -----------   -----------
Long-term debt (note 8).....................................    3,000,627     3,611,653
Capital lease obligations (note 9)..........................       45,820       164,443
Unsecured loan from principal shareholders (note 10)........    1,500,000       --
                                                               14,751,058    12,872,569
                                                              -----------   -----------
SERIES B PREFERRED STOCK, $.001 PAR VALUE (NOTE 12)
Authorized: 10,000,000 shares
Issued & outstanding 8,888,889 (2000-8,888,889)
Redeemable, retractable and convertible
Redeemable at $34,487,672...................................   25,873,575    22,323,575
                                                              -----------   -----------
STOCKHOLDERS' DEFICIENCY (NOTE 13)
Series A preferred stock, $.001 par value
Authorized: 15,000,000 shares
Issued & outstanding: 12,843,960 (2000 -- 12,843,960).......       12,844        12,844
Class A common stock, $.001 par value
Authorized: 50,000,000 shares
Issued & outstanding: 14,658,644 (2000 -- 14,658,644).......       14,659        14,659
Additional paid-in capital (note 12)........................   20,763,446    24,313,446
Accumulated deficit.........................................  (41,044,679)  (31,940,875)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY..............................  (20,253,730)   (7,599,926)
                                                              -----------   -----------
                                                               20,370,903    27,596,218
                                                              ===========   ===========

Commitments (note 17)

Contingencies (notes 1 and 20)

Subsequent events (note 21)

Approved:

                   /S/ TONY MASTRONARDI                                         /S/ PIERRE DESJARDINS
                         Director                                                     Director

See accompanying notes

                          TOUCHTUNES MUSIC CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                    [NOTE 1]

                                                               YEARS ENDED DECEMBER 31
                                                                 2001          2000
                                                                   $             $
                                                              -----------   -----------
                                                                  [IN U.S. DOLLARS]
REVENUES
Jukebox revenues............................................  19,482,220    16,821,327
Advertising revenues........................................      --           263,333
                                                              ----------    ----------
                                                              19,482,220    17,084,660
                                                              ----------    ----------
EXPENSES
Cost of jukebox revenues and direct operating costs.........  11,440,702    11,551,559
Research and development....................................   2,380,005     2,092,643
General and administrative..................................   5,620,508     5,182,282
Sales and marketing.........................................   4,744,731     5,503,967
Interest expense [note 16]..................................   1,135,687       823,748
Depreciation and amortization...............................   1,747,351     2,202,969
Foreign exchange losses (gains).............................      59,326       (76,299)
Restructuring costs [note 19]...............................   1,457,714        --
                                                              ----------    ----------
                                                              28,586,024    27,280,869
                                                              ----------    ----------
NET LOSS AND COMPREHENSIVE LOSS [note 11]...................   9,103,804    10,196,209
                                                              ----------    ----------
Dividends and accretion of mandatorily redeemable Series B
  preferred stock...........................................   3,550,000     2,487,672
                                                              ----------    ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................  12,653,804    12,683,881
                                                              ----------    ----------
Per common share [note 14]
BASIC AND DILUTED NET LOSS PER SHARE........................        0.86          0.87

See accompanying notes

                          TOUCHTUNES MUSIC CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                    [note 1]

                                                       YEARS ENDED DECEMBER 31
                        --------------------------------------------------------------------------------------
                              SERIES A                 CLASS A
                           PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                        ---------------------   ---------------------    PAID-IN     ACCUMULATED
                                      AMOUNT                  AMOUNT     CAPITAL       DEFICIT        TOTAL
                          SHARES        $         SHARES        $           $             $             $
                        ----------   --------   ----------   --------   ----------   -----------   -----------
                                                          [IN U.S. DOLLARS]
BALANCE,
  DECEMBER 31, 1999...  12,843,960    12,844    14,658,644    14,659    26,801,118   (21,744,666)    5,083,955
Net loss 2000.........                                                               (10,196,209)  (10,196,209)
Accretion on Series B
  preferred stock
  [note 11]...........      --         --           --         --       (2,487,672)      --         (2,487,672)
BALANCE,
  DECEMBER 31, 2000...  12,843,960    12,844    14,658,644    14,659    24,313,446   (31,940,875)   (7,599,926)
                        ----------    ------    ----------    ------    ----------   -----------   -----------
Net loss 2001.........                                                                (9,103,804)   (9,103,804)
Accretion on Series B
  preferred stock
  [note 11]...........      --         --           --         --       (3,550,000)      --         (3,550,000)
BALANCE,
  DECEMBER 31, 2001...  12,843,960    12,844    14,658,644    14,659    20,763,446   (41,044,679)  (20,253,730)

See accompanying notes

                          TOUCHTUNES MUSIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    [NOTE 1]

                                                               YEARS ENDED DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                                   $             $
                                                              -----------   -----------
                                                                  [IN U.S. DOLLARS]
OPERATING ACTIVITIES
Net loss and comprehensive loss.............................   (9,103,804)  (10,196,209)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................    1,747,351     2,202,969
Non-cash portion of restructuring costs.....................      947,189            --
Deferred income taxes.......................................           --      (130,569)
Write-off of jukebox spare parts............................           --       332,604
Gain on buyout of jukeboxes for leasing.....................           --      (304,800)
Changes in operating assets and liabilities:
Accounts and other receivables..............................   (2,299,016)   (1,535,936)
Prepaid expenses and deposits...............................       66,576      (201,424)
Inventory...................................................    1,435,044    (2,225,278)
Other assets................................................       12,830       228,976
Proceeds on sale of jukeboxes for leasing...................           --     1,201,527
Investment in sales-type leases.............................    2,558,691    (7,401,346)
Accounts payable and accrued liabilities....................    2,799,524     1,364,472
Income taxes payable........................................      (28,453)        2,996
                                                              -----------   -----------
CASH USED IN OPERATING ACTIVITIES...........................   (1,864,068)  (16,662,018)
                                                              -----------   -----------
INVESTING ACTIVITIES
Purchase of jukeboxes.......................................     (452,923)     (124,730)
Increase in costs of intangibles............................     (842,051)     (269,935)
Purchase of other property, plant and equipment.............      (52,051)   (1,241,686)
                                                              -----------   -----------
CASH USED IN INVESTING ACTIVITIES...........................   (1,294,974)   (1,636,351)
                                                              -----------   -----------
FINANCING ACTIVITIES
Increase in bank indebtedness...............................    1,000,000            --
Advance from private placement..............................           --     1,000,000
Proceeds from private placement.............................           --    14,000,000
Share issue costs relating to private placement.............           --      (164,096)
Increase in other liabilities...............................       70,748       285,404
Repayment of other liabilities..............................     (144,071)     (316,267)
Increase in advance from stockholder........................           --     3,000,000
Repayment of capital lease obligations......................     (196,019)     (264,618)
Proceeds from unsecured loan from principal shareholders....    1,500,000            --
Proceeds from long-term debt................................           --     6,612,000
Repayment of long-term debt.................................   (3,123,240)   (2,204,700)
                                                              -----------   -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............     (892,582)   21,947,723
                                                              -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   (4,051,624)    3,649,354
Cash and cash equivalents, beginning of year................    4,369,256       719,902
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................      317,632     4,369,256
                                                              ===========   ===========
NON-CASH FINANCING ACTIVITY
The following were exchanged for common stock:
Exchange of advances from stockholder for Series B preferred
  stock.....................................................           --     6,000,000
                                                              -----------   -----------
                                                                       --     6,000,000
                                                              -----------   -----------
SUPPLEMENTARY INFORMATION
Interest paid...............................................      989,578       898,448

See accompanying notes

                          TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

    The consolidated financial statements of TouchTunes Music Corporation [the "Company"] have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue its business in the normal course.

    Certain conditions and events cast doubt upon the validity of this assumption. The Company has incurred recurring operating losses and generated negative cash flow from operations since the inception of operations. This has required the Company to raise additional financing and to obtain amendments to its debt covenants during 2001. As at December 31, 2001, the Company was in violation of certain debt covenants as described in notes 7 and 8. As a result, the Bank required the Company, as described in note 21, to draw further on the unsecured loan from principal shareholders. In addition, during the last quarter of 2001, the Company undertook a significant restructuring of its operations in order to reduce its ongoing operating costs. In light of this restructuring and the remaining amount available on the unsecured loan from principal shareholders and management's actual plans, including forecasted financial results and cash flows for its year ending December 31, 2002, the Company expects to repay its debts as they become due and remain in compliance with its debt covenants.

    The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cash flows from operations, repay its debts as they become due and to remain in compliance with its debt covenants as described in notes 7 and 8.

    The outcome of these uncertainties cannot be predicted at this time.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    The Company is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukebox, which utilizes digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company is also developing its technology for other music-on-demand applications.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ["TouchTunes Digital"]. All intercompany balances and transactions have been eliminated on consolidation.

UTILIZATION OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and such differences may be material.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORY

    Inventories, consisting of jukeboxes and components, are stated at the lower of cost or market, with cost determined using the average cost method.

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

    Depreciation is provided on the following basis:

Furniture and equipment....................  20% declining balance
Vehicles...................................  20% declining balance
Computer equipment.........................  30% declining balance and straight-line over 5 years
Computer software..........................  30% declining balance
Computer operating system..................  Straight-line over 5 years
Digitized music library....................  Straight-line over 5 years
PC sound card rights.......................  Straight-line over 5 years
Jukeboxes for promotion or testing.........  Straight-line over 5 years
Jukebox spare parts........................  Straight-line over 5 years
Leasehold improvements.....................  Term of lease
Internally developed software..............  Straight-line over 5 years

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

ADVERTISING COSTS

    The Company expenses the costs of advertising as incurred. Advertising expense for the year was $533,000 [2000 -- $424,000].

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As at December 31, 2000, cash equivalents included commercial paper totaling $3.645 million maturing January 9, 2001 and bearing interest at 6.5%.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL
  USE

    As required under the SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the AICPA in March 1998, the Company is capitalizing its qualifying internal and external costs incurred for internally used software during the application development stage of an internal use software project. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred.

    In 2001, the Company has capitalized $790,000 [2000 -- $120,382] of internal software development costs. In connection with the restructuring activities described in note 19, the project was halted and as such, management determined that the value of this project was impaired. Accordingly, the related amount of capitalized costs were charged to expense during the fourth quarter of 2001 and were included in the restructuring costs.

INTANGIBLES

PATENTS

    Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution.

    The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 2001, legal costs of approximately $280,000 [2000 -- $270,000] were capitalized.

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

REVENUE RECOGNITION

    Revenues are generated from sales of Digital Jukeboxes, either through outright sales or sales type leases, jukebox operating leases, music service revenue contracts and advertising.

    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is recognized on the

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) sale of jukeboxes when the product is received by the customer. Provision is made at the time the related revenue is recognized for estimated product returns. The Company further provides for the estimated cost of product warranties as described below. Shipping and handling costs are included in the cost of jukebox revenues and direct operating costs. Revenue generated from music service contracts and operating leases is recognized as the services are performed. The Company also generates advertising revenue, which is recognized in the period in which it is displayed on the digital jukeboxes.

    Effective October 1, 2000, the Company adopted Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements, as amended ["SAB 101"], issued by the Securities and Exchange Commission in December 1999. The Company's adoption of SAB 101 did not result in a change in method of accounting for revenues.

WARRANTY EXPENSE

    The Company provides warranties on all jukeboxes sold or leased for a period of 2 to 5 years. Estimated costs for warranty are provided based upon management's best estimate. The adequacy of the warranty provision is reviewed regularly in light of the Company's past experience and expectation of costs to be incurred and adjusted accordingly.

    As at December 31, 2001, the Company has provided for approximately $401,000 in warranty costs [2000 -- $446,000].

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

BUSINESS SEGMENTS

    As at December 31, 2001, the Company is managed as one business segment and, as such, the Company has determined that it does not have separately reportable operating segments.

    The Company maintains offices in both the U.S. and Canada. For the period ended December 31, 2001, all of the Company's revenue was earned in the U.S. and $4,431,909 the Company's assets were held in Canada, with the balance held in the U.S.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Deferral of Effective Date." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

    The adoption of this standard on January 1, 2001, did not have a material impact on the Company's financial position or results of operations for the current year.

    The Company does not participate in any derivative or hedging activities.

GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company has studied the application of this standard and has concluded that it will have no material impact on the financial statements.

RISKS AND UNCERTAINTIES

    The Company currently buys all of its digital jukeboxes from an exclusive supplier and components from a limited group of suppliers. Management believes that other suppliers could provide similar products on comparable terms, however, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could affect operating results.

    The Company has obtained rights to play music owned by record label companies and publishing companies. Should the Company be unable to renew its existing agreements or obtain new agreements, it would have a significant negative impact on the Company's operating results.

COMPARATIVE FIGURES

    Certain figures in the 2000 financial statements have been reclassified to conform with the presentation used in 2001.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

3. INVESTMENT IN SALES-TYPE LEASES

    Total minimum lease payments to be received under the sales-type leases are as follows:

                                                                  $
                                                              ----------
2002........................................................   2,978,560
2003........................................................   2,978,560
2004........................................................   2,959,149
2005........................................................   1,277,817
2006........................................................      24,097
                                                              ----------
                                                              10,218,183
                                                              ----------
Less: Unearned interest income at 25% [2000 --$6,026,722]...  (3,311,674)
Less: Allowance for returns and uncollectible lease
  payments..................................................    (299,426)
                                                              ----------
Investment in sales type leases.............................   6,607,083
Less: Current portion.......................................  (1,229,311)
                                                              ----------
                                                               5,377,772
                                                              ==========

4. JUKEBOXES UNDER OPERATING LEASES

    Total minimum lease payments receivable under jukebox operating leases are as follows:

                                                                  $
                                                              ----------
2002........................................................   2,325,024
2003........................................................   2,301,806
2004........................................................   1,142,183
2005........................................................      43,045
2006........................................................      19,121
                                                              ----------
                                                               5,831,180
                                                              ==========

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

5. PROPERTY, PLANT AND EQUIPMENT

                                                                          ACCUMULATED
                                                                COST      DEPRECIATION      NET
                                                                  $            $             $
                                                              ---------   ------------   ---------
2001
JUKEBOXES FOR LEASING.......................................  3,560,143    1,692,408     1,867,735
COMPUTER EQUIPMENT..........................................  1,223,446      789,342       434,104
COMPUTER SOFTWARE...........................................    478,633      294,486       184,147
LEASEHOLD IMPROVEMENTS......................................     81,948       25,698        56,250
JUKEBOX TEST UNITS..........................................    224,814      109,216       115,598
DIGITIZED MUSIC LIBRARY.....................................    964,457      344,060       620,397
PC SOUND CARD RIGHTS........................................    326,030      201,863       124,167
FURNITURE AND EQUIPMENT.....................................    327,917      157,179       170,738
JUKEBOXES FOR PROMOTION.....................................    266,109      137,874       128,235
COMPUTER OPERATING SYSTEM...................................    360,000      360,000        --
JUKEBOX SPARE PARTS.........................................    307,529      127,370       180,159
COMPUTER EQUIPMENT UNDER CAPITAL LEASE......................  1,034,758      676,530       358,228
VEHICLES....................................................    178,023       60,010       118,013
                                                              ---------    ---------     ---------
                                                              9,333,807    4,976,039     4,357,771
                                                              =========    =========     =========
2000
Jukeboxes for leasing.......................................  3,607,345    1,134,925     2,472,420
Computer equipment..........................................  1,227,876      601,568       626,308
Computer software...........................................    451,797      222,776       229,021
Leasehold improvements......................................     81,302       17,585        63,717
Jukebox test units..........................................    146,583       72,258        74,325
Digitized music library.....................................    755,299      171,886       583,413
PC sound card rights........................................    322,597      137,781       184,816
Furniture and equipment.....................................    308,624      117,633       190,991
Jukeboxes for promotion.....................................    237,548       82,991       154,557
Computer operating system...................................    360,000      360,000        --
Jukebox spare parts.........................................    393,673      144,668       249,005
Computer equipment under capital lease......................  1,037,175      472,531       564,644
Vehicles....................................................    171,186       31,365       139,821
Internally developed software...............................    132,905           32       132,873
                                                              ---------    ---------     ---------
                                                              9,233,910    3,567,999     5,665,911
                                                              =========    =========     =========

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

6. INTANGIBLES

                                                                          ACCUMULATED
                                                                COST      DEPRECIATION     NET
                                                                  $            $            $
                                                              ---------   ------------   --------
2001
PATENTS.....................................................  1,832,544    1,148,849     683,695
GOODWILL....................................................    262,155      262,155       --
                                                              =========    =========     =======
                                                              2,094,699    1,411,004     683,695
2000
Patents.....................................................  1,551,555      986,019     565,536
Goodwill....................................................    262,155       52,570     209,585
                                                              ---------    ---------     -------
                                                              1,813,710    1,038,589     775,121
                                                              =========    =========     =======

7. BANK INDEBTEDNESS

    The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") in the amount of $1 million. The collateralization provided to the Bank by the Company on the Line of Credit and the loans described in note 8 was in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the Bank plus 1.25%, representing a rate of 6.5% as at December 31, 2001 and is renewable on April 30, 2002. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000.

    The agreement between the Company and the Bank governing the Line of Credit contains covenants, of which two were not satisfied as at December 31, 2001 and for which, subsequent to year end, the Company entered into the arrangement as described in note 21.

8. LONG-TERM DEBT

    Long-term debt at December 31 consists of the following:

                                                                              2001        2000
                                                               MATURITY         $           $
                                                              -----------   ---------   ---------
Small Business Loan ["SBL"] [C$66,667] (i)(ii)..............         2001      --          44,459
Term Loan ["TL"] [C$33,333] (i)(iii)........................         2001      --          88,918
CED Term Loan [C$361,000] (i)(iv)...........................         2004     226,759     333,446
Jukebox Term Loan (v).......................................  2002 - 2004   5,149,822   8,032,998
                                                              -----------   ---------   ---------
                                                                            5,376,581   8,499,821
Less: Current portion.......................................                2,375,954   4,888,168
                                                                            ---------   ---------
                                                                            3,000,627   3,611,653
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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

8. LONG-TERM DEBT (CONTINUED)
    (ii) The SBL loan bore interest at the Canadian prime rate of the bank plus 3.0% representing a rate of 10.5% as at December 31, 2000 and was repaid in August 2001.

   (iii) The TL bore interest at the Canadian prime rate of the bank plus 3.75% representing a rate of 11.25% at December 31, 2000, and was repaid in August 2001.

    (iv) The CED is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate of the bank plus 3.50%, representing a rate of 7.5% as at December 31, 2001 [December 31, 2000 -- 11%]. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $8,720 [C$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $314,000 [C$500,000] on all moveable property.

    (v) The Jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.8% as at December 31, 2001 [December 31, 2000 -- 12.05%].
        Additional compensation must be paid to the Bank each year equal to 0.5% of the Company's annual gross revenues. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months.

    The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit described in note 7 contains covenants, including one that requires the Company to maintain a minimum net shareholders' equity and another one which requires a minimum debt to equity ratio of 1.50:1.00. As at September 30, 2001, the Company had not satisfied the terms of the covenant regarding net shareholders' equity, as defined in the agreement ("Net Shareholders' Equity), which was $10 million. Subsequent to September 30, and prior to December 31, the Company obtained an amendment reducing the Net Shareholders' Equity requirement as at September 30, 2001 from $10 million to $8 million.

    As at December 31, 2001, the Company was in violation of these aforementioned covenants. Subsequent to December 31, 2001, the Company entered into the arrangement as described in note 21.

    The principal payments of long-term debt are as follows:

                                                                  $
                                                              ---------
2002........................................................  2,375,954
2003........................................................  2,176,062
2004........................................................    824,565
                                                              ---------
                                                              5,376,581
                                                              =========

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

9. CAPITAL LEASE OBLIGATIONS

    Future minimum lease payments due under the capital leases are as follows:

                                                                 $
                                                              --------
2002........................................................   121,116
2003........................................................    46,849
                                                              --------
                                                               167,605
Less: Interest portion at rates varying between 3.3% and
  11.7%.....................................................    (7,203)
Capital lease obligation....................................   160,402
Less: Current portion.......................................  (114,582)
                                                              --------
                                                                45,820
                                                              ========

10. UNSECURED LOAN FROM PRINCIPAL SHAREHOLDERS

    In 2001, the Company entered into an unsecured loan (the "Loan") with two principal shareholders, namely CDP Capital Communications and CDP Sofinov for a maximum of $5 million, bearing interest at 20% per annum and maturing on January 3, 2003 [see also note 21]. After an amount in excess of $1.5 million has been drawn on the Loan, the rate at which all outstanding shares of Series B preferred stock of the Company held by CDP Capital Communications and CDP Sofinov, that may be converted into shares of Class A voting common stock of the Company, will be adjusted from $2.25 per share of Series B preferred stock (based upon the original purchase price for shares of Series B preferred stock) for each share of Class A voting common stock to be issued to $1.50 per share of Series B preferred stock for each share of Class A voting common stock to be issued. In the event the Company defaults on repayment of the Loan at maturity date, the amount of the Loan outstanding shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Class A voting common stock of the Company at a conversion rate of $0.50 per share.

11. INCOME TAXES

    There is no provision for income taxes or income tax recovery as the Company has had continuing losses and there is no assurance that there will be future taxable income which might offset the current loss carryforwards.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

    There is no provision for income taxes or income tax recovery as the Company has had continuing losses and there is no assurance that there will be future taxable income which might offset the current loss carryforwards.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

11. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                2001                     2000
                                                       ----------------------   ----------------------
                                                       NON-U.S.      U.S.       NON-U.S.      U.S.
                                                          $            $           $            $
                                                       --------   -----------   --------   -----------
DEFERRED TAX ASSETS
Net operating losses.................................   454,643    10,721,684    443,038     9,034,724
Capitalized start-up costs...........................        --       767,263         --     1,205,699
Excess of tax basis of financing fees over accounting
  values.............................................    21,957            --     41,072            --
Capital loss carryforwards...........................    26,478            --     10,773            --
Accruals and reserves................................        --       715,050         --       406,902
Research and development.............................    68,455            --     67,331            --
Intercompany interest and other......................        --       857,494         --        26,735
Unrealized Foreign Exchange Net Capital Losses.......   196,969            --         --            --
                                                       --------   -----------   --------   -----------
TOTAL DEFERRED TAX ASSETS............................   768,502    13,061,491    562,214    10,674,060
                                                       ========   ===========   ========   ===========
DEFERRED TAX LIABILITIES
Excess of accounting value of property, plant and
  equipment over tax basis...........................    55,539       179,512    382,440       221,955
Foreign Exchange.....................................        --       106,421         --            --
Other................................................    19,374            --     55,211            --
                                                       --------   -----------   --------   -----------
TOTAL DEFERRED TAX LIABILITIES.......................    74,913       285,933    437,651       221,955
                                                       ========   ===========   ========   ===========
NET DEFERRED TAX ASSETS
Deferred tax assets..................................   768,502    13,061,491    562,214    10,674,060
Deferred tax liabilities.............................    74,913       285,933    437,651       221,955
                                                       --------   -----------   --------   -----------
                                                        693,589    12,775,558    124,563    10,452,105
Valuation allowance..................................  (693,589)  (12,775,558)  (124,563)  (10,452,105)
                                                       --------   -----------   --------   -----------
NET DEFERRED TAX ASSETS (LIABILITIES)................        --            --         --            --
                                                       ========   ===========   ========   ===========

    Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,892,479 [2000 -- $3,218,081] for the year.

    The Company has net operating loss carryforwards of approximately $31,534,00 for U.S. federal income tax purposes. On May 18, 2000, the Company issued shares which resulted in an ownership change for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's use of its net operating losses which were incurred prior to and including the date of the ownership change will be subject to an annual limitation for subsequent taxation years.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

11. INCOME TAXES (CONTINUED)
    The net operating losses expire as follows:

                                                                  $
                                                              ----------
2006........................................................       1,000
2009........................................................      28,000
2010........................................................     290,000
2011........................................................     246,000
2012........................................................     842,000
2018........................................................   2,328,000
2019........................................................  12,330,000
2020........................................................   8,511,000
2021........................................................   6,958,000
                                                              ----------
                                                              31,534,000
                                                              ==========

    The Company has operating loss carryforwards of approximately $1,436,905 [C$2,225,000] for Canadian federal income tax purposes, which will expire as follows:

2007........................................................  1,233,478
2008........................................................    203,427
                                                              ---------
                                                              1,436,905
                                                              =========

12. REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

    On May 18, 2000, the Company issued an aggregate of 8,888,889 shares of Series B preferred stock in exchange for $14,000,000 in cash and the conversion of $6,000,000 in prior advances to the Company. The shares of Series B preferred stock have a cumulative preferential dividend rate of 9%, and are convertible, share for share [subject to certain antidilutive provisions], into shares of Class A voting common stock of the Company at the option of the holders [see note 21].

    The holders of Series B preferred stock are entitled to one vote for each share of Class A voting common stock into which the shares of Series B preferred stock would be convertible. The holders of Series B preferred stock vote together with the holders of Class A voting common stock as a single class on all matters to be voted upon by the stockholders of the Company. The shares of Series B preferred stock are redeemable by the holders no earlier than January 1, 2004, at a premium of 20%, including the 9% dividend payable upon redemption, per annum over the subscription price paid which would be $34,487,672.

    The redemption premium, using an effective rate of 16%, for 2001 was $3,550,000 (2000-$2,487,672) and was recorded as a reduction of paid-in capital. The Company has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met, at a redemption price equal to the face value plus accrued premiums and dividends.

    The Company issued 2,222,222 shares of Series B preferred stock to one of the Company's existing stockholders, Sofinov, in exchange for the conversion of $5,000,000 previously advanced by CDP Sofinov to the Company. The remaining 6,666,667 shares of Series B preferred stock were issued to a new investor in the Company, CDP Capital Communications in exchange for proceeds of $14,000,000 in cash and $1,000,000 previously advanced by CDP Capital Communications to the Company.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

13. CAPITAL STOCK

AUTHORIZED

50,000,000 Class A common shares, $.001 par value, authorized. Each common share has the right to one vote per share.

    15,000,000 Series A preferred shares, $.001 par value, authorized. Each share of Series A preferred stock can be converted into one share of Class A common stock at the option of the holder. Each Series A preferred share has the right to one vote per share.

ISSUED

                                                                2001       2000
                                                                 $          $
                                                              --------   --------
14,658,644 Class A common stock.............................   14,659     14,659
12,843,960 Series A preferred stock.........................   12,844     12,844
                                                               ------     ------
                                                               27,503     27,503
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

    On April 19, 2000, September 12, 2000 and December 12, 2000, March 16, 2001 and May 10, 2001 the Board of Directors granted stock options to purchase an aggregate of shares, 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares and 175,000 shares respectively, of Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. On December 31, 2001, an aggregate of 3,520,962 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

DIVIDENDS

    No cash dividends were declared or paid by the Company to the stockholders for the past two years. The loan agreement described in note 8 requires lender approval before payment of dividends.

14. BASIC AND DILUTED LOSS PER SHARE

    Loss per share is computed using the weighted average number of Class A Common Stock outstanding.

    The options to purchase Class A common stock were not included in the computation of the diluted loss per share because the effect would be antidilutive.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

14. BASIC AND DILUTED LOSS PER SHARE (CONTINUED)
    The impact of the conversion of the 12,843,960 Series A preferred shares and the 8,888,889 Series B preferred shares were not included in the computation of the diluted loss per share as the effect would be antidilutive.

15. STOCK-BASED COMPENSATION PLANS

    The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:

                                                                 2001         2000
                                                                  $            $
                                                              ----------   ----------
Net loss attributable to common stockholders................  12,653,804   12,683,881
Pro Forma loss..............................................  13,229,338   13,223,898
Basic and diluted loss per share............................        0.86         0.87
Pro Forma basic and diluted loss per share..................        0.90         0.90

    Additional awards in future years are anticipated.

    The stockholders of the Company have approved the adoption of the Plan which authorizes the granting of stock options (either non-qualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 2,898,166 shares of the Company's common stock to be acquired by the holders of the stock options.

    Under the Plan, non-qualified stock options have been granted to directors and employees for terms of up to four years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 2001, options to purchase 1,695,058 shares of common stock were exercisable with respect to the Plan [2000 -- 627,795].

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

15. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    Option activity during 2001 and 2000 is summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                                SHARES      PRICE
                                                                  $           $
                                                              ----------   --------
2001
OUTSTANDING, BEGINNING OF YEAR..............................   2,478,166     2.09
GRANTED.....................................................   1,063,630     1.08
CANCELED/SURRENDERED........................................     (62,758)    1.79
                                                              ----------     ----
OUTSTANDING, END OF YEAR....................................   3,479,038     1.79
                                                              ----------     ----
EXERCISABLE, END OF YEAR....................................   1,695,058     2.15
                                                              ----------     ----
WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED..............                 0.83
                                                              ----------     ----
2000
Outstanding, beginning of year..............................     878,918     2.85
Granted.....................................................   3,154,518     2.16
Canceled/surrendered........................................  (1,555,270)    2.67
                                                              ----------     ----
Outstanding, end of year....................................   2,478,166     2.09
                                                              ----------     ----
Exercisable, end of year....................................     627,795     2.32
                                                              ==========     ====
Weighted average fair value of options granted..............                 1.33
                                                              ----------     ----

    The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                 2001          2000
                                                                   %             %
                                                              -----------   -----------
Average expected life (years)...............................         8.59          5.00
Risk-free interest rate.....................................         4.92   7.00 - 7.50
Volatility..................................................        0.801         0.804
Dividend yield..............................................        0.000          0.00

    The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                                                  OPTIONS OUTSTANDING
                                   -------------------------------------------------
                                                     WEIGHTED                               OPTIONS EXERCISABLE
                                                     AVERAGE                           ------------------------------
                                     NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES           OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------           -----------   ----------------   ----------------   -----------   ----------------
                                                                        [MONTHS]
0.3800 - 0.8750..................       6,500          115                0.57                 --            --
1.0000 - 1.6250..................   1,509,130           97                1.22            188,625          1.36
2.0625 - 2.7800..................   1,943,408           96                2.20          1,486,433          2.20
5.9800...........................      20,000          100                5.98             20,000          5.98

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

16. RELATED PARTY TRANSACTIONS

    During 2001, the Company incurred interest expense of $91,000 on the unsecured loan, payable to two principal shareholders: CDP Sofinov and CDP Capital Communications.

17. COMMITMENTS

    a)  Contract for operating leases

    The Company occupies office facilities under various operating leases that expire over a period to 2008. Future minimum rentals are as follows.

                                                                  $
                                                              ---------
2002........................................................    335,787
2003........................................................    230,036
2004........................................................    150,813
2005........................................................    150,813
2006........................................................    150,813
Thereafter..................................................    188,516
                                                              ---------
                                                              1,206,778
                                                              =========

    b)  Agreement with principal supplier

    The Company has provided an inventory security deposit in the amount of C$750,000 to the exclusive supplier of jukeboxes for the value of the parts and materials that the supplier must procure to support the purchase orders issued for future delivery. Purchases from this supplier amounted to $3,799,970 for the year ended December 31, 2001 [2000 -- $7,608,320].

18. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For the Company's short-term financial instruments, including cash and cash equivalents and accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value due to their short maturities. The carrying value of the bank indebtedness, unsecured loan from principal shareholders in sales-type leases, capital leases payable and the long-term debt approximates their fair value.

CREDIT RISK

    The Company sells and leases its products directly to jukebox operators who place the jukeboxes in various locations throughout the United States. Credit is extended based on an evaluation of each operator's financial condition and generally, collateral is not required. Estimated credit losses and returns have been provided for in the consolidated financial statements and have generally been within management's expectations. As at December 31, 2001, the Company has an allowance for doubtful accounts of $926,000 [2000 -- $363,000].

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2001
                               [IN U.S. DOLLARS]

18. FINANCIAL INSTRUMENTS (CONTINUED)
CURRENCY RISK

    As at December 31, 2001, $5,435,903 [2000 -- $6,787,267] of the Company's
consolidated net liabilities were denominated in Canadian dollars. The equivalent Canadian dollar balance as at December 31, 2001 amounted to $8,656,677 [2000 -- $10,312,258].

19. RESTRUCTURING COSTS

    During the last quarter of the year ended December 31, 2001, the Company undertook a significant restructuring of its operations in order to reduce the company's ongoing operating costs, resulting in the Company's workforce being reduced by approximately 35 people. Severance costs attributable to employees terminated as a result of the restructuring totaled approximately $510,000 of which $460,000 was unpaid and accrued for as at December 31, 2001. In addition, as a result of the restructuring, the Company determined that work related to developing certain software would cease. As a result, related software costs capitalized to date were determined to be impaired. Therefore, included in restructuring costs is approximately $790,000 related to this software impairment.

20. CONTINGENCIES

    In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company and for unfair competition and interference with contractual relations. The Company believes it has meritorious defenses against the suit and filed a countersuit against the competitor for patent infringement. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

21. SUBSEQUENT EVENTS

    (i) On January 15, 2002, the Company sold, on a non-recourse basis, 188 capital leases, having a net book value of $765,000, to a third party for total proceeds of approximately $990,000.

    (ii) On February 26, 2002, the Company drew in excess of $1,500,000 on the unsecured loan from principal shareholders resulting in the conversion price on Series B preferred stock being reduced from $2.25 to $1.50 per share (see note 10).

   (iii) On April 12, 2002, the Bank confirmed to the Company that it would not exercise any of its rights or remedies with respect to the defaults described in notes 7 and 8 on the basis that the Company would increase the amount due on its unsecured loan from principal shareholders from $1.5 million at December 31, 2001 to $3.25 million. In addition the Company committed to draw additional funds on the $5.0 million unsecured loan from principal shareholders, if necessary, to be in compliance with its debt covenants in the future. On April 12, 2002, the Company increased the amount due on its unsecured loan from principal shareholders to $3.25 million.