Form 10QSB
period 2002-03-31
TOUCHTUNES MUSIC CORP
filed 2002-05-15
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from ________ to ________

                        Commission File No.: 33-55254-447


                          TOUCHTUNES MUSIC CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                                  87-0485304
                     ------                                  ----------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
               organization)                           Identification Number)


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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 10, 2002, 14,758,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transition Small Business Disclosure Format (check one): Yes [ ]   No [X]

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX


                                                                               PAGE
                                                                               ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as of March 31, 2002 and December 31, 2001................................................. 1

        Consolidated Statements of Operations and Comprehensive Loss
         (unaudited) for the three-month period ended March 31, 2002 and 2001.. 3

        Consolidated Statements of Cash Flows (unaudited) for the three-month period ended March 31, 2002 and 2001.................................. 4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................. 10

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings...................................................... 14

Item 2. Change in Securities................................................... 14

Item 3. Defaults Upon Senior Securities........................................ 15

Item 4. Submission of Matters to a Vote of Security Holders.................... 15

Item 5. Other Information...................................................... 15

Item 6. Exhibits and Reports on Form 8-K....................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended March 31, 2002 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and shareholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

                           CONSOLIDATED BALANCE SHEETS
                                    [NOTE 2]

      [In U.S. dollars]                                                           AS AT              As at
                                                                         MARCH 31, 2002  December 31, 2001
                                                                                      $                  $
      ---------------------------------------------------------------- ----------------- ------------------
                                                                            (UNAUDITED)            (Note*)
      ASSETS
      CURRENT
      Cash and cash equivalents                                                       -            317,632
      Trade accounts receivable                                               5,917,791          4,723,251
      Other receivables                                                          91,233            158,155
      Prepaid expenses and deposits                                             558,341            386,329
      Inventory                                                               2,032,398          2,706,707
      Current portion of investment in sales-type leases                      1,105,962          1,229,311
      ---------------------------------------------------------------- ----------------- ------------------
      TOTAL CURRENT ASSETS                                                    9,705,725          9,521,385
      ---------------------------------------------------------------- ----------------- ------------------

      Investment in sales-type leases                                         4,540,256          5,377,772
      Property, plant and equipment, net                                      3,678,637          4,177,612
      Intangibles, net                                                          659,450            683,695
      Other assets                                                              609,177            610,439
      Deferred charges                                                          348,333                  -
      ---------------------------------------------------------------- ----------------- ------------------
                                                                             19,541,578         20,370,903
      ================================================================ ================= ==================


* Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

     TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [Cont'd]
                                    [Note 2]


                                                                             AS AT           As at
                                                                         MARCH 31,    December 31,
                                                                              2002            2001
                                                                                 $               $
     --------------------------------------------------------------- -------------- ---------------
                                                                       (UNAUDITED)         (Note*)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                          1,279,838       1,000,000
     Accounts payable and accrued liabilities                            5,434,610       6,714,075
     Current portion of unsecured loan from principal stockholders
     (note 6)                                                            2,677,808              --
     Current portion of long-term debt (note 5)                          2,237,624       2,375,954
     Current portion of capital lease obligations                          110,607         114,582
     --------------------------------------------------------------- -------------- ---------------
     TOTAL CURRENT LIABILITIES                                          11,740,487      10,204,611
     --------------------------------------------------------------- -------------- ---------------

     Long-term debt (note 5)                                             2,357,553       3,000,627
     Capital lease obligations                                              19,496          45,820
     Unsecured loan from principal stockholders (note 6)                        --       1,500,000
     --------------------------------------------------------------- -------------- ---------------
                                                                        14,117,536      14,751,058
     --------------------------------------------------------------- -------------- ---------------

     Series B preferred stock, $0.001 par value (note 6)
     Authorized: 10,000,000 shares
     Issued and outstanding: 8,888,889 shares
     Redeemable, retractable and convertible
     Redeemable at $34,487,671                                          26,876,176      25,873,575
     --------------------------------------------------------------- -------------- ---------------

     STOCKHOLDERS' DEFICIENCY
     Series A preferred stock, $0.001 par value
     Authorized: 15,000,000 shares
     Issued and outstanding: 12,843,960 shares                              12,844          12,844
     Class A voting common stock, $0.001 par value
     Authorized: 50,000,000 shares
     Issued and outstanding: 14,658,644 shares                              14,659          14,659
     Additional paid-in capital                                         19,760,845      20,763,446
     Accumulated deficit                                               (41,240,482)    (41,044,679)
     --------------------------------------------------------------- -------------- ---------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                    (21,452,134)    (20,253,730)
     --------------------------------------------------------------- -------------- ---------------
                                                                        19,541,578      20,370,903
     =============================================================== ============== ===============

     SEE ACCOMPANYING NOTES.

     * Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS



   [In U.S. dollars]                                            THREE MONTH      Three month
                                                                     PERIOD           period
                                                                      ENDED            ended
                                                                      MARCH            March
                                                                   31, 2002         31, 2001
                                                                          $                $
   --------------------------------------------------- --------------------- ----------------
                                                                (UNAUDITED)      (unaudited)
   REVENUES
   Jukebox sales                                                  2,949,548        2,221,376
   Music service                                                  1,662,498          924,425
   Jukebox leasing and financing                                  1,080,060        1,126,403
   Gain  on  disposal  of  investment  in  sales-type               220,789           36,672
   leases
   --------------------------------------------------- --------------------- ----------------
                                                                  5,912,895        4,308,876
   EXPENSES
   Cost of jukebox revenues
        and direct operating costs                                3,031,741        2,797,299
   Research and development                                         314,155          475,335
   General and administrative                                     1,008,106        1,402,633
   Sales and marketing                                              754,550        1,460,577
   Interest                                                         261,426          309,943
   Depreciation and amortization                                    441,305          505,172
   Restructuring cost                                               262,808                -
   Foreign exchange loss (gain)                                      34,607        (104,291)
   --------------------------------------------------- --------------------- ----------------
                                                                  6,108,698        6,846,668
   --------------------------------------------------- --------------------- ----------------

   NET LOSS AND COMPREHENSIVE LOSS                                  195,803        2,537,792
   Dividends and accretion of mandatorily
        redeemable Series B preferred stock                       1,002,601          986,301

   --------------------------------------------------- --------------------- ----------------
   NET LOSS ATTRIBUTABLE
        TO COMMON STOCKHOLDERS                                    1,198,404        3,524,093
   =================================================== ===================== ================

   Per common share
   BASIC AND DILUTED NET LOSS PER SHARE                                0.08             0.24
   =================================================== ===================== ================

   SEE ACCOMPANYING NOTES.

   TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



   [In U.S. dollars]                                        THREE MONTH PERIOD    Three month period
                                                                         ENDED                 ended
                                                                         MARCH                 March
                                                                      31, 2002              31, 2001
                                                                             $                     $
   -------------------------------------------------- ------------------------- ---------------------
                                                                   (UNAUDITED)           (unaudited)
   OPERATING ACTIVITIES
   Net loss and comprehensive loss                                    (195,803)           (2,537,792)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                   441,305               505,172
       Gain on disposal of investment in sales-
       type leases                                                    (220,789)              (37,672)
   Changes in operating assets and liabilities:
        Accounts and other receivables                              (1,127,618)           (1,532,350)
        Inventory                                                      674,309               (84,820)
        Prepaid expenses and deposits                                 (172,012)              201,818
        Other assets                                                     1,262               (24,432)
        Accounts payable and accrued liabilities                    (1,279,465)               (5,293)
        Income taxes payable                                                 -                57,934
        Investment in sales-type leases                                338,628             1,308,944
        Other liabilities                                                    -               (74,501)
   ----------------------------------------------------- ---------------------- ---------------------
   CASH USED IN OPERATING ACTIVITIES                                (1,540,183)           (2,222,992)
   ----------------------------------------------------- ---------------------- ---------------------

   INVESTING ACTIVITIES
   Increase in costs of intangibles                                    (24,981)              (11,968)
   Purchase of other property, plant, and equipment                    (41,133)             (275,737)
   Increase in deferred charges                                       (348,333)                    -
   ----------------------------------------------------- ---------------------- ---------------------
   CASH PROVIDED BY INVESTING ACTIVITIES                              (414,447)             (287,705)
   ----------------------------------------------------- ---------------------- ---------------------

   FINANCING ACTIVITIES
   Proceeds from unsecured loan from principal
   stockholders                                                      1,177,808                     -
   Increase  in bank indebtedness                                      279,838                     -
   Repayment of long-term debt                                        (781,404)           (1,068,651)
   Repayment of capital lease obligations                              (30,299)              (81,667)
   Proceeds on disposal of jukeboxes as capital                        991,055               129,025
   assets and investment in sales-type leases
   ----------------------------------------------------- ---------------------- ---------------------
   CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,636,998            (1,021,293)
   ----------------------------------------------------- ---------------------- ---------------------


   NET DECREASE IN CASH AND CASH EQUIVALENTS                          (317,632)           (3,531,990)
   Cash and cash equivalents, beginning of period                      317,632             4,369,256
   ----------------------------------------------------- ---------------------- ---------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                  -               837,266
   ===================================================== ====================== =====================

   SUPPLEMENTARY INFORMATION
   ----------------------------------------------------- ---------------------- ---------------------
   Interest paid                                                       126,585               356,643
   ----------------------------------------------------- ---------------------- ---------------------

   ===================================================== ====================== =====================

   SEE ACCOMPANYING NOTES.

   TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   March 31, 2002
   [In U.S. dollars]

   1. ORGANIZATION AND OPERATIONS OF THE COMPANY

   TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues are derived from selling and leasing the Digital Jukeboxes, as well as providing music services and advertising through its network of Digital Jukeboxes. The Company is also developing its technology for other music-on-demand applications.

   2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

   The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may be necessary should the Company be unable to continue its business in the normal course.

   Certain conditions and events cast doubt upon the validity of this assumption. The Company has incurred recurring operating losses and generated negative cash flow from operations since the inception of operations. As at December 31, 2001 and March 31, 2002, the Company was in violation of certain debt covenants, as described below in note 5. As a result, the Bank required the Company, as described in note 5, to draw further on the unsecured loan from principal stockholders. In addition, during the last quarter of 2001, the Company undertook a significant restructuring of its operations in order to reduce its ongoing operating costs. In light of this restructuring, the remaining amount available on the Company's unsecured loan from principal stockholders, the expected continued support of its principal stockholders and management's actual plans, including forecasted financial results and cash flows for the next twelve months, the Company expects to remain in compliance with its debt covenants.

   The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cash flows from operations, maintain the continued support of its principal stockholders and remain in compliance with its debt covenants. The outcome of these uncertainties cannot be predicted at this time.

   The consolidated financial statements at March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

   These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001.

   The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the fiscal year ending December 31, 2002 or any other future periods.

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant inter-company balances and transactions since acquisition of control have been eliminated on consolidation.

   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

   Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The adopting of this standard had no impact on the Company's financial position or results of operations for the quarter ended March 31, 2002.

   Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

   This statement supercedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No.121, the new rules modify the criteria required to classify an asset as held-for-sale. SFAS No.144 will also supersede certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30).

   The adopting of this standard had no impact on the Company's financial position or results of operations for the quarter ended March 31, 2002.

   On April 30, 2002, the Financial Accounting Standards Board Issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the recission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses.

   The provisions of SFAS No. 145 related to the recission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

   In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

   COMPARATIVE FIGURES

   Certain figures in the 2001 financial statements have been reclassified to conform with the presentation used in 2002.

   4. BASIC AND DILUTED LOSS PER SHARE

   The calculation of basic and diluted net loss per share for the three-month period ended March 31, is as follows:



                                                                THREE MONTH PERIOD     Three month period
                                                                             ENDED                  ended
                                                                    MARCH 31, 2002         March 31, 2001
                                                                                 $                      $
------------------------------------------------------------ ---------------------- ----------------------
Loss to common shareholders                                              1,198,404              3,524,093
============================================================ ====================== ======================
Weighted  average shares  outstanding used to compute basic
   and diluted net loss per share                                       14,658,644             14,658,644
------------------------------------------------------------ ---------------------- ----------------------
Basic and diluted net loss per share                                          0.08                   0.24
============================================================ ====================== ======================


   The options to purchase the Company's Class A voting common stock, were not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

   The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, and 8,888,889 shares of the Company's Series B preferred stock was not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

   5. BANK INDEBTEDNESS AND LONG-TERM DEBT

   The Company's bank indebtedness includes an operating line of credit (the "Line of Credit") in the amount of $1 million, of which $850,000 was utilized at March 31, 2002. The Line of Credit bears interest at the U.S. base rate plus 1.25%, representing a rate of 6.50% at March 31, 2002 and was renewed on April 30, 2002 for an additional year. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000.

   Long-term debt consists of the following:


                                                           Maturity        MARCH 31,       December 31,
                                                                                2002               2001
                                                                                   $                  $
                                                  ------------------ ---------------- ------------------
   CED Term Loan [CDN$361,000] (i)                             2004          200,178            226,759
   Jukebox Term Loan (ii)                                 2002-2004        4,394,999          5,149,822
                                                                     ---------------- ------------------
   Total                                                                   4,595,177          5,376,581
   Less:  Current portion                                                  2,237,624          2,375,954
                                                                     ---------------- ------------------
   Total                                                                   2,357,553          3,000,627
                                                                     ================ ==================

   Long-term debt consist of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of these loan facilities are as follows:

   (i) The CED term loan (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate plus 3.50%, representing a rate of 7.25% as at March 31, 2002. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $8,720 [CDN$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $314,000 [CDN$500,000] on all moveable property.

   (ii) The jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.80% as at March 31, 2002. Additional compensation must be paid to the Bank each year in an amount equal to 0.5% of the Company's annual gross revenues. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months.

   The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit contains covenants, including one that requires the Company to maintain a minimum net shareholders' equity, as defined in the agreement of $8 million and another one which requires a minimum debt to equity ratio, as defined in the agreement, of 1.50:1.00. As at March 31, 2002 the Company was in violation of these aforementioned covenants. On April 12, 2002, the Bank confirmed to the Company that it would not exercise any of its rights or remedies with respect to the above defaults on the basis that the Company increase the amount due on the unsecured loan from principal stockholders to $3.25 million. In addition, the Company agreed to draw additional funds on the $5 million unsecured loan from principal stockholders, if necessary, to be in compliance with its debt covenants in the future. On April 12, 2002, the Company increased the amount due on its unsecured loan from principal stockholders to $3.25 million.

   6. UNSECURED LOAN FROM PRINCIPAL STOCKHOLDERS

   In 2001, the Company entered into an unsecured loan (the "Loan") with two principal stockholders of the Company, namely CDP Capital Communications and CDP Sofinov for a maximum of $5 million, bearing interest at 20% per annum and maturing on January 3, 2003. Under the terms of the Loan, once in excess of $1.5 million has been drawn on the Loan, the rate at which all outstanding shares of the Company's Series B Preferred Stock held entirely by CDP Capital Communications and CDP Sofinov may be converted into Common Stock, would be adjusted from $2.25 per share of Series B Preferred Stock (the original purchase price for shares of Series B Preferred Stock) for each share of Common Stock to be issued to $1.50 per share of Series B Preferred Stock for each share of Common Stock to be issued.

   On February 26, 2002, the Company drew in excess of $1.5 million on the Loan resulting in the conversion price on Series B Preferred Stock being reduced from $2.25 to $1.50 per share. In the event the Company defaults on repayment of the Loan at maturity date, the amount of the Loan outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Class A voting Common Stock of the Company at a conversion rate of $0.50 per share. Included in the balance at March 31, 2002 is accrued interest of $177,808.

   7. STOCK OPTIONS

   On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and Common Stock.

   On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001 and May 10, 2001, the Board of Directors granted stock options to purchase an aggregate of 2,501,018 shares, 571,500 shares, 73,000 shares, 862,630 shares and 175,000 shares, respectively, of the Company's Class A voting Common Stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to shareholders beneficially owning 5% or more of the Company's Class A voting Common Stock, which are exercisable over a period of five years. On March 31, 2002, an aggregate of 3,520,962 shares of Class A voting Common Stock were reserved for future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

   8. CONTINGENCIES

   In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company and for unfair competition and interference with contractual relations. The Company believes it has meritorious defenses against the competitor for patent infringement. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

   9. RESTRUCTURING COSTS

   During the last quarter of the year ended December 31, 2001, the Company undertook a significant restructuring of its operations in order to reduce the Company's ongoing operating costs. This restructuring was completed in the quarter ended March 31, 2002, resulting in an additional charge of $262,808.

   10. SUBSEQUENT EVENTS

   In April 2002, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, the Company issued 100,000 shares of Class A Common Stock having a value of $0.50 per share to a record label company and a warrant to purchase 140,000 shares of Class A Common Stock at a price of $0.42 per share to another record label company. The warrant may be exercised, in whole or in part, no later than January 4, 2005. In exchange for the issuance of these shares and the warrant, the record label companies agreed to renew the term of their music license agreements with the Company.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

BACKGROUND AND FINANCIAL OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998, have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at March 31, 2002, the Company had delivered a total of approximately 4,925 Digital Jukeboxes as compared with 3,270 Digital Jukeboxes delivered as at March 31, 2001. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     The Company plays approximately ten million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

     The Company incurred a net loss of approximately $196,000 during the three-month period ended March 31, 2002 ("the first quarter 2002") as compared to a net loss of approximately $2,538,000 for the corresponding three-month period in 2001 ("the first quarter 2001").

     Net loss attributable to common stockholders was approximately $1,198,000 for the first quarter 2002, as compared to approximately $3,524,000 for the first quarter 2001. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company, was approximately $1,003,000 for the first quarter 2002, as compared to $986,000 for the first quarter 2001.

     REVENUES

     Revenues from the Digital Jukeboxes increased by approximately $1,604,000, or 37%, from approximately $4,309,000 in the first quarter 2001 to approximately $5,913,000 in the first quarter 2002. Revenues from Digital Jukebox sales amounted to approximately $2,950,000 for the first quarter 2002 as compared with approximately $2,221,000 for the first quarter 2001. The increase was attributed to an increase in unit sales of Digital Jukeboxes.

     Music service revenues amounted to approximately $1,662,000 for the first quarter 2002 as compared with $924,000 for the first quarter 2001. This increase in music service revenues resulted from an increase in the number of Digital Jukeboxes installed in the Company's digital jukebox network, which generate recurring music service revenues.

     Digital Jukebox leasing and financing revenues amounted to approximately $1,080,000 for the first quarter 2002, as compared to $1,126,000 for the first quarter 2001. The decrease is attributed to the sale of capital leases to third parties, including the Company's customers. The gain on sale of investment in sales-type leases amounted to approximately $221,000 and is attributable to the sale of approximately 188 capital leases, on a non-recourse basis, to a third party.

     COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

     The cost of jukebox revenues and direct operating costs increased by approximately $235,000, or 8%, from approximately $2,797,000 in the first quarter 2001 to approximately $3,032,000 during the first quarter 2002. The increase is attributable to an increased number of jukeboxes sold during first quarter 2002 as compared to first quarter 2001. This was offset, in part, by the reduction in the cost of manufacturing the Company's Genesis floor-model during 2001 as were other direct operating costs, specifically the Company was able to reduce its communication costs as a result of the transition by operators from the use of telephone lines to the Internet.

     In addition, direct operating costs were higher due to an increase in the number of songs played over the Company's digital jukebox network and an increase in the royalty rates paid to record labels.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by approximately $395,000, or 28%, from approximately $1,403,000 in the first quarter 2001 to approximately $1,008,000 in the first quarter 2002. This decrease principally resulted from a reduction in the number of the Company's employees as part of its December 2001 restructuring.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased by approximately $161,000, or 34%, from approximately $475,000 in the first quarter 2001 to approximately $314,000 in the first quarter 2002. The decrease in research and development expenses was principally due to a reduction of the Company's technical and operational workforce as part of its December 2001 restructuring.

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses decreased by approximately $706,000, or 48%, from approximately $1,461,000 in the first quarter 2001 to approximately $755,000 in the first quarter 2002. This decrease was principally due to reductions in the Company's sales force and support personnel, and related costs, during the second half of the 2001 year.

     INTEREST EXPENSE

     Interest expense decreased by approximately $49,000, or 16%, from approximately $310,000 in the first quarter 2001 to approximately $261,000 in the first quarter 2002.
This decrease was due primarily to reduced interest rates. The decrease of the Company's interest expense was offset, in part, by the increased borrowing on the Company's unsecured loan facility with two of its principal stockholders, as described below under the caption "Liquidity and Capital Resources."

     DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses decreased by approximately $64,000, or 13%, from approximately $505,000 in the first quarter 2001 to approximately $441,000 in the first quarter 2002. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.

     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange loss of approximately $35,000 during the first quarter 2002, as compared to a foreign exchange gain of approximately $104,000 during the first quarter 2001. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

     RESTRUCTURING COSTS

     During the last quarter of the year ended December 31, 2001, the Company undertook a significant restructuring of its operations in order to reduce the Company's ongoing operating costs. This restructuring was completed in the quarter ended March 31, 2002, resulting in an additional charge of approximately $263,000.

     SEASONALITY

     The Company has experienced lower sales volume during the summer vacation period of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and have material adverse effects on its financial condition.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's funding has come principally from a group of three investors:
Societe Innovatech du Grand Montreal, CDP Sofinov and CDP Capital Communications (formerly known as Capital Communications CDPQ Inc.). Financing arrangements with the National Bank of Canada are another significant source of liquidity for the Company's operations.

     The Company currently has two term loan facilities with the National Bank of Canada: (i) a term loan for an aggregate amount of CDN $500,000 under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED Term Loan") to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures; and (ii) a term loan facility (the "Jukebox Term Loan") providing for loans, originally aggregating approximately $10.4 million, to finance the cost of manufacturing the Digital Jukeboxes. The CED Term Loan and Jukebox Term Loan are each secured by a lien on the past, present and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

     The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $8,720 over a 36-month period that will end in February 2004. At March 31, 2002, approximately $ 200,000 was outstanding under the CED Term Loan.

     The Jukebox Term Loan bears interest at the National Bank of Canada's U.S. base rate, plus 2.55%. Additional compensation must be paid to the National Bank of Canada each year in an amount equal to 0.5% of the Company's annual gross revenues. The Jukebox Term Loan must be repaid in full by November 2004. At March 31, 2002, approximately $ 4,395,000 was outstanding under the Jukebox Term Loan.

     TouchTunes Digital, the Company's wholly-owned subsidiary, has an operating line of credit (the "Line of Credit") with the National Bank of Canada in the amount of $1 million, that bears interest at the National Bank of Canada's U.S. base rate plus 1.25%. The Line of Credit is also secured by an interest on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit. The Line of Credit has a one-year term and is renewable on April 30, 2003. At March 31, 2002, the Company had available $ 150,000 on the Line of Credit.

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

     The Unsecured Loan Facility must be repaid in full by January 3, 2003 and all amounts drawn and outstanding on the Unsecured Loan Facility bear interest at the rate of 20% per annum. After an initial $1.5 million has been drawn on the Unsecured Loan Facility, the rate at which all outstanding shares of Series B Preferred Stock held by CDP Capital Communications and CDP Sofinov may be converted into shares of Common Stock will be adjusted from $2.25 per share of Series B Preferred Stock (the original purchase price for shares of Series B Preferred Stock) for each share of Common Stock to be issued to $1.50 per share of Series B Preferred Stock for each share of Common Stock to be issued. In the event the Company defaults on repayment of the Unsecured Loan Facility at maturity, the amount of the Unsecured Loan Facility outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Common Stock at a conversion rate of $0.50 per share. CDP Capital Communications and CDP Sofinov hold 6,666,667 and 2,222,222 shares of Series B Preferred Stock, respectively.

     On February 26, 2002, the Company drew down over $1.5 million on the Unsecured Loan Facility. As a result, the rate at which the shares of Series B Preferred Stock are convertible into Common Stock was adjusted as described above. Based on this new rate of conversion, in the event CDP Capital Communications and CDP Sofinov convert their shares of Series B Preferred Stock, the Company would issue to them 13,333,334 shares of Common Stock, in the aggregate, of which 4,444,445 shares represent the additional shares of Common Stock that would be issued as a result of the adjustment to the rate of conversion described above. At March 31, 2002, the Company had drawn down principal in the amount of $2.5 million on the Unsecured Loan Facility.

     The agreements between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain covenants that require the Company to maintain a minimum net shareholders' equity, as defined in the agreements, of $8 million and a minimum debt to equity ratio, as defined in the agreements, of 1.50:1.00. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit.

     As at March 31, 2002, the Company's net shareholders' equity, calculated in accordance with the terms of the covenant, was approximately $7,440,000, which failed to satisfy the net shareholders' equity covenant, as amended. In addition the Company's debt to equity ratio stood at 1.53:1.00, which failed to satisfy the minimum debt to equity ratio covenant.

     On April 12, 2002, the National Bank of Canada confirmed to the Company that it would not exercise any of it rights or remedies with respect to these defaults on the basis that the Company would increase the principal amount due on its Unsecured Loan Facility to $3.25 million. In addition the Company committed to draw additional funds on the Unsecured Loan Facility, if necessary, to be in compliance with its debt covenants in the future. On April 12, 2002, the Company increased the principal amount due on its $5.0 million Unsecured Loan Facility to $3.25 million.

     In light of the restructuring activities undertaken in the last quarter of 2001, the remaining amount available on the Unsecured Loan Facility, the expected continued support of its principal stockholders and the Company's actual plans, including forecasted financial results and cash flows for the next twelve months, the Company's management expects to remain in compliance with its debt covenants governing its CED Term Loan, Jukebox Term Loan and Line of Credit with the National Bank of Canada.

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

     The Company's ability to continue as a going concern is dependent principally on its ability to achieve profitable operations, generate positive cash flows from operations, maintain the continued support of its stockholders and remain in compliance with the debt covenants under its loan agreements. The outcome of these uncertainties cannot be predicted at this time.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company, over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. In October 2001, the Company sent letters to Ecast, Rowe and a number of their distributors advising them of their infringement of U.S. Patent No. 6,308,204. Ecast filed a declaratory judgment action in November 2001 in the Northern District of California, requesting a judgment that it does not infringe the Company's U.S. Patent No 6,308,204. Ecast later filed an amended complaint to add claims for unfair competition and interference with contractual relations, based on Ecast's assertion that the Company had no legitimate basis for alleging that Ecast was infringing U.S. Patent No. 6,308,204.

     The Company has filed an answer to the complaint denying the claims, and has also counterclaimed against Ecast for patent infringement. In addition, the Company counterclaimed against Rowe for infringement of U.S. Patent No. 6,308,204. Ecast and Rowe have responded to the Company's infringement counterclaims with various affirmative defenses. Rowe also filed separate counterclaims alleging non-infringement of U.S. Patent No. 6,308,204 and claiming that the Company engaged in unfair competition and interference with contractual relations when the Company notified others in the industry of its patent rights. The Company has denied Rowe's claims. In February 2002, Rowe and Ecast sought to add claims requesting judgment that they do not infringe the Company's recently issued U.S. Patent No. 6,346,951. The Court rejected Ecast's and Rowe's claims regarding U.S. Patent No. 6,346,951 on jurisdictional grounds in April 2002.

ITEM 2.    CHANGE IN SECURITIES

     Pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, the Company issued:

     o 100,000 shares of its Common Stock to EMI Music Group ("EMI") in April 2002 and

     o a warrant to purchase an aggregate of 140,000 shares of Common Stock to BMG North America ("BMG") in March 2002. The terms of the warrants generally provide for an exercise price of $0.42, subject to certain adjustments. The warrant may be exercised, in whole or in part, no later than January 4, 2005.

     In exchange for the issuance of these shares and a cash consideration, EMI entered into a new five-year agreement that expires on December 31, 2006. In exchange for the warrant and a cash consideration, BMG entered into a new three-year agreement that expires on December 31, 2004.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     The description above in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" the Company's failure to satisfy certain covenants contained in its agreements with the National Bank of Canada governing the CED Term Loan, Jukebox Term Loan and Operating Line of Credit is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.    OTHER INFORMATION

     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the Index of Exhibits of this quarterly report are incorporated by reference to other filings, as specified in the Index of Exhibits.

     (b) The Company has not filed any reports on Form 8-K for the three-month period ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TOUCHTUNES MUSIC CORPORATION


Dated: May 15, 2002                         By: /s/ Tony Mastronardi
                                                -------------------------------
                                                Tony Mastronardi
                                                Chief Executive Officer
                                                and Director


Dated: May 15, 2002                         By: /s/ Matthew Carson
                                                -------------------------------
                                                Matthew Carson
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

3.1               Second Amended and Restated Articles of Incorporation.
                  Reference is made to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000, filed on November 20, 2000, which Exhibit is incorporated herein by reference.

3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB (Amendment No.
                  1) for the fiscal year ending December 31, 2001, filed on April 16, 2002, which Exhibit is incorporated herein by reference.

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