Form 10QSB
period 2002-08-09
TOUCHTUNES MUSIC CORP
filed 2002-08-14
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended JUNE 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                  For the transition period from ________ to ___________


                        Commission File No.: 33-55254-447


                          TOUCHTUNES MUSIC CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                   87-0485304
            ------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                              1800 E. SAHARA AVENUE
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                             -----------------------
                    (Address of principal executive offices)


                                 (702) 792-7405
                                 ---------------
               (Issuer's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 14, 2002, 14,758,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as of June 30, 2002
        and December 31, 2001.............................................   1

        Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three-month and six-month periods ended
        June 30, 2002 and 2001............................................   3

        Consolidated Statements of Cash Flows (unaudited) for the
        three-month and six-month periods ended
        June 30, 2002 and 2001............................................   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................  10

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings.................................................  15

Item 2. Change in Securities..............................................  15

Item 3. Defaults Upon Senior Securities...................................  16

Item 4. Submission of Matters to a Vote of Security Holders...............  16

Item 5. Other Information.................................................  16

Item 6. Exhibits and Reports on Form 8-K..................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended June 30, 2002 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and shareholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and the six-month period ended June 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

                           CONSOLIDATED BALANCE SHEETS
                                    [NOTE 2]

      [In U.S. dollars]                                                           AS AT              As at
                                                                               JUNE 30,       December 31,
                                                                                   2002               2001
                                                                                      $                  $
      ---------------------------------------------------------------- ----------------- ------------------
                                                                            (UNAUDITED)            (Note*)
      ASSETS
      CURRENT
      Cash and cash equivalents                                                  20,768            317,632
      Trade accounts receivable                                               6,668,849          4,723,251
      Other receivables                                                         117,081            158,155
      Prepaid expenses and deposits                                             513,877            386,329
      Inventory                                                               2,200,745          2,706,707
      Current portion of investment in sales-type leases                      1,444,088          1,229,311
      ---------------------------------------------------------------- ----------------- ------------------
      TOTAL CURRENT ASSETS                                                   10,965,408          9,521,385
      ---------------------------------------------------------------- ----------------- ------------------

      Investment in sales-type leases                                         3,858,628          5,377,772
      Property, plant and equipment, net                                      3,311,902          4,177,612
      Intangibles, net                                                          615,438            683,695
      Other assets                                                              639,963            610,439
      Deferred charges                                                          450,098                 --
      ---------------------------------------------------------------- ----------------- ------------------
                                                                             19,841,437         20,370,903
      ================================================================ ================= ==================


* Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

     TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]
                                    [NOTE 2]

                                                                                 AS AT             As at
                                                                              JUNE 30,      December 31,
                                                                                  2002              2001
                                                                                     $                 $
     --------------------------------------------------------------- ------------------ -----------------
                                                                           (UNAUDITED)           (Note*)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                                850,000         1,000,000
     Accounts payable and accrued liabilities                                5,282,971         6,714,075
     Current portion of long-term debt (note 5)                              2,418,346         2,375,954
     Current portion of capital lease obligations                              104,736           114,582
     Unsecured loan from principal stockholders (note 6)                     3,840,548                --
     --------------------------------------------------------------- ------------------ -----------------
     TOTAL CURRENT LIABILITIES                                              12,496,601        10,204,611
     --------------------------------------------------------------- ------------------ -----------------

     Long-term debt (note 5)                                                 1,796,864         3,000,627
     Capital lease obligations                                                      --            45,820
     Unsecured loan from principal stockholders (note 6)                            --         1,500,000
     --------------------------------------------------------------- ------------------ -----------------
                                                                            14,293,465        14,751,058
     --------------------------------------------------------------- ------------------ -----------------

     Series B preferred stock, $0.001 par value (note 6)
     Authorized: 10,000,000 shares
     Issued and outstanding: 8,888,889 shares
     Redeemable, retractable and convertible
     Redeemable at $34,487,672                                              27,884,090        25,873,575
     --------------------------------------------------------------- ------------------ -----------------

     STOCKHOLDERS' DEFICIENCY
     Series A preferred stock, $0.001 par value
     Authorized: 15,000,000 shares
     Issued and outstanding: 12,843,960 shares                                  12,844            12,844
     Class A voting common stock, $0.001 par value
     Authorized: 50,000,000 shares
     Issued and outstanding: 14,758,644 shares (2001-14,658,644)                14,759            14,659
     Additional paid-in capital                                             18,853,631        20,763,446
     Accumulated deficit                                                   (41,217,352)      (41,044,679)
     --------------------------------------------------------------- ------------------ -----------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                        (22,336,118)      (20,253,730)
     --------------------------------------------------------------- ------------------ -----------------
                                                                            19,841,437        20,370,903
     =============================================================== ================== =================

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

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

   [In U.S. dollars]                           THREE MONTH PERIOD   SIX MONTH PERIOD     Three month          Six month
                                                            ENDED              ENDED          period             period
                                                         JUNE 30,           JUNE 30,           ended              ended
                                                             2002               2002   June 30, 2001       June 30,2001
                                                                $                  $               $                  $
   ------------------------------------------------ -------------- ------------------ --------------- ------------------
                                                      (UNAUDITED)        (UNAUDITED)     (unaudited)        (unaudited)
   REVENUES
   Jukebox sales                                        3,050,163          5,999,711       3,554,076          5,775,452
   Music service                                        1,906,625          3,569,123       1,044,181          1,968,606
   Jukebox leasing and financing                          906,003          1,986,063       1,115,657          2,242,060
   Gain on disposal of Jukebox as capital
      assets and investment in sales-type leases           13,020            233,809           8,492             45,164
   ------------------------------------------------ -------------- ------------------ --------------- ------------------
                                                        5,875,811         11,788,706       5,722,406         10,031,282
   ------------------------------------------------ -------------- ------------------ --------------- ------------------
   EXPENSES
   Cost of jukebox revenues
      and direct operating costs                        3,013,646          6,045,387       3,488,617          6,285,916
   Research and development                               426,360            740,515         537,077          1,012,412
   General and administrative                             991,337          1,999,443       1,282,783          2,685,416
   Sales and marketing                                    674,356          1,428,906       1,338,295          2,798,872
   Interest                                               320,708            582,134         308,660            618,603
   Depreciation and amortization                          398,521            839,826         464,081            969,253
   Restructuring cost                                          --            262,808              --                 --
   Foreign exchange loss (gain)                            27,753             62,360          79,249           (25,042)
   ------------------------------------------------ -------------- ------------------ --------------- ------------------
                                                        5,852,681         11,961,379       7,498,762         14,345,430
   ------------------------------------------------ -------------- ------------------ --------------- ------------------

   NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)       23,130           (172,673)     (1,776,356)        (4,314,148)
   Dividends and accretion of mandatorily
      redeemable Series B preferred stock               1,007,914          2,010,515         997,260          1,983,562
   ------------------------------------------------ -------------- ------------------ --------------- ------------------
   NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          (984,784)        (2,183,188)     (2,773,616)        (6,297,710)
   ================================================ ============== ================== =============== ==================

   Per common share
   BASIC AND DILUTED NET LOSS PER SHARE (NOTE 4)             0.07               0.15            0.19               0.43
   ================================================ ============== ================== =============== ==================

          SEE ACCOMPANYING NOTES.

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]                                         THREE MONTH         SIX MONTH        Three month            Six month
                                                               PERIOD            PERIOD             period               period
                                                                ENDED             ENDED              ended                ended
                                                             JUNE 30,          JUNE 30,           June 30,             June 30,
                                                                 2002              2002               2001                 2001
                                                                    $                 $                  $                    $
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
                                                           (UNAUDITED)       (UNAUDITED)        (unaudited)          (unaudited)
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss)              23,130          (172,673)        (1,776,356)          (4,314,148)
Non-cash portion of interest expense                          162,740           340,548                 --                   --

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                            398,521           839,826            464,081              969,253
     Gain on disposal of Jukebox as capital
       assets and investment in sales-type leases             (13,020)         (233,809)            (7,492)             (45,164)
Changes in operating assets and liabilities:
     Accounts and other receivables                          (776,906)       (1,904,524)          (644,057)          (2,176,407)
     Inventory                                               (168,347)          505,962          1,145,782            1,060,962
     Prepaid expenses and deposits                             44,464          (127,548)            17,050              218,868
     Other assets                                             (30,786)          (29,524)               (32)             (24,464)
     Accounts payable and accrued liabilities                 (68,439)       (1,431,104)           853,799              848,506
     Income taxes payable                                          --                --            (23,203)              34,731
     Decrease in sales-type leases                            322,068           579,234            399,252            1,708,196
     Other liabilities                                             --                --            (60,723)            (135,224)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (106,575)       (1,633,612)           368,101           (1,854,891)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------

INVESTING ACTIVITIES
Increase in cost of intangibles                                (5,715)          (30,696)          (115,509)            (127,477)
Purchase of other property, plant, and equipment              (63,007)          (76,688)          (292,194)            (567,930)
Increase in deferred charges                                  (84,165)         (349,298)                --                   --
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
CASH USED IN INVESTING ACTIVITIES                            (152,887)         (456,682)          (407,703)            (695,407)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------

FINANCING ACTIVITIES
Proceeds from unsecured loan from principal stockholders    1,000,000         2,000,000                 --                   --
Proceeds on disposal of Jukeboxes as capital assets and
  investment in sales-type leases                             115,402         1,160,467            (59,179)              69,846
Increase (decrease) in bank indebtedness                     (429,838)         (150,000)           350,000              350,000
Repayment of long-term debt                                  (379,967)       (1,161,371)          (819,868)          (1,888,520)
Repayment of capital lease obligations                        (25,367)          (55,666)           (56,042)            (137,709)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               280,230         1,793,430           (585,089)          (1,606,383)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           20,768          (296,864)          (624,691)          (4,156,681)
Cash and cash equivalents, beginning of period                     --           317,632            837,266            4,369,256
CASH AND CASH EQUIVALENTS, END OF PERIOD                       20,768            20,768            212,575              212,575

SUPPLEMENTARY INFORMATION
------------------------------------------ --------------------------- ----------------- ------------------ --------------------
Interest paid                                                 135,200           261,784            304,014              660,657
------------------------------------------ --------------------------- ----------------- ------------------ --------------------
========================================== =========================== ================= ================== ====================

          SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2002
[In U.S. dollars]

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

Certain conditions and events cast doubt upon the validity of this going concern assumption. Prior to the current period, the Company incurred recurring operating losses and also generated negative cash flow from operations since the inception of operations. In addition, the Company must comply with certain debt covenants, as indicated below in note 5, and must obtain the continued support of its principal stockholders. In light of the expected continued support of its principal stockholders and management's actual plans, including forecasted financial results and cash flows for the next twelve months, the Company expects to remain in compliance with its debt covenants.

The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cash flows from operations, maintain the continued support of its principal stockholders and remain in compliance with its debt covenants. The outcome of these uncertainties cannot be predicted at this time.

The consolidated financial statements at June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001.

The results of operations for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results for the fiscal year ending December 31, 2002 or any other future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant inter-company balances and transactions since acquisition of control have been eliminated on consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

During 2001, the Company recognized revenue on the sale of jukeboxes when the product was received by the customer. As of June 30, 2002 the sale of jukeboxes are recognized when the jukebox is shipped to reflect the evolution of the Company's business model.


ACCOUNTING PRONOUNCEMENTS

On June 30, 2002, the Financial Accounting Standards Board Issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

The new standard is effective for disposal activities initiated after December 31, 2002.

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

The adoption of this standard had no impact on the Company's financial position or results of operations.

Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

This statement supersedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No.121, the new rules modify the criteria required to classify an asset as held-for-sale. SFAS No.144 will also supersede certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30).

The adopting of this standard had no impact on the Company's financial position or results of operations.

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

The provisions of SFAS No. 145 related to the recission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this standard had no impact on the Company's financial position or results of operations.

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


4. BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarter and the six-month period ended June 30, is as follows:

                                                      THREE MONTH          SIX MONTH    THREE MONTH          SIX MONTH
                                                           PERIOD             PERIOD         PERIOD             PERIOD
                                                            ENDED              ENDED          ENDED              ENDED
                                                         JUNE 30,           JUNE 30,       JUNE 30,           JUNE 30,
                                                             2002               2002           2001               2001
                                                                $                  $              $                  $
--------------------------------------------- -------------------- ------------------ -------------- ------------------
Net loss attributable to common stockholders              984,784          2,183,188      2,773,616          6,297,710
--------------------------------------------- -------------------- ------------------ -------------- ------------------
Weighted average shares outstanding used to
  compute basic and diluted net loss
  per share                                            14,725,311         14,691,977     14,658,644         14,658,644
--------------------------------------------- -------------------- ------------------ -------------- ------------------
Basic and diluted net loss per share                         0.07               0.15           0.19               0.43
--------------------------------------------- -------------------- ------------------ -------------- ------------------

The options and warrants to purchase the Company's Class A voting common stock, were not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, and 8,888,889 shares of the Company's Series B preferred stock was not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

5. BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness includes an operating line of credit (the "Line of Credit") in the amount of $1 million, of which $850,000 was utilized at June 30, 2002. The Line of Credit is payable on demand and bears interest at the U.S. base rate plus 1.25%, representing a rate of 6.5% at June 30, 2002 and was renewed on April 30, 2002 for an additional year. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000.

Long-term debt consists of the following:

                                                           Maturity         JUNE 30,       December 31,
                                                                                2002               2001
                                                                                   $                  $
                                                  ------------------ ---------------- ------------------
CED Term Loan [CDN $277,777](i)                                2004          182,869            226,759
Jukebox Term Loan (ii)                                    2002-2004        4,032,341          5,149,822
                                                                     ---------------- ------------------
Total                                                                      4,215,210          5,376,581
Less: Current portion                                                      2,418,346          2,375,954
                                                                     ---------------- ------------------
Total                                                                      1,796,864          3,000,627
                                                                     ================ ==================

Long-term debt consist of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of these loan facilities are as follows:

(i) The CED term loan (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate plus 3.50%, representing a rate of 7.75% as at June 30, 2002. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $9,142 [CDN$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $314,000 [CDN$477,000] on all moveable property.

(ii) The jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.80% as at June 30, 2002. Additional compensation must be paid to the Bank each year in an amount equal to 0.5% of the Company's annual gross revenues, as defined. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility must be paid in full by November 2004.

The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit contain financial covenants. As at June 30, 2002 the Company was in compliance with these financial covenants.

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

On February 26, 2002, the Company drew in excess of $1.5 million on the Loan resulting in the conversion price on Series B Preferred Stock being reduced from $2.25 to $1.50 per share. In the event the Company defaults on repayment of the Loan at maturity date, the amount of the Loan outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Class A voting Common Stock of the Company at a conversion rate of $0.50 per share. Included in the balance at June 30, 2002 is accrued interest of $340,548.

7. STOCK OPTIONS

On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and Common Stock.

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of 2,501,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares, respectively, of the Company's Class A voting Common Stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to shareholders beneficially owning 5% or more of the Company's Class A voting Common Stock, which are exercisable over a period of five years. On June 30, 2002, an aggregate of 4,250,000 shares of Class A voting Common Stock were reserved for future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

8. CONTINGENCIES

a) In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company and for unfair competition and interference with contractual relations. The Company believes it has meritorious defenses against the competitor for patent infringement. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

b) The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), an organization representing performance rights for musical composers and authors. The dispute revolves around the music publishers desire for the Company to negotiate music licensing rights directly with ASCAP as opposed to the Company's current approach of negotiating such rights directly with the publishers. The dispute does not involve the Company's licensing rights to music but the Financial terms of these rights.

ASCAP has requested that a United States Federal judge review the rate dispute. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

9. RESTRUCTURING COSTS

During the last quarter of the year ended December 31, 2001, the Company undertook a significant restructuring of its operations in order to reduce the Company's ongoing operating costs. This restructuring was completed in the quarter ended March 31, 2002, resulting in an additional charge of $262,808.

10. SHARE PURCHASE WARRANTS

In April 2002, pursuant to an exemption from registration for private placement under Section 4(2) of the Securities Act of 1933, as amended, the Company issued warrants to purchase 140,000 shares of Class A Common Stock at a price of $0.42 per share to a record label company. The warrants may be exercised, in whole or in part, no later than January 4, 2005. In exchange for the issuance of the warrants, the record label company agreed to renew the term of their music license agreement with the Company.

In June 2002, pursuant to an exemption from registration for private placement under Section 4(2) of the Securities Act of 1933, as amended, the Company issued warrants to purchase 110,000 shares of Class A Common Stock at a price of $0.32 per share to a record label company. The warrants may be exercised, in whole or in part, no later than December 31, 2004. In exchange for the issuance of the warrants and a cash consideration, the record label company agreed to renew the term of their music license agreement with the Company.

The warrants have been accounted for at fair value as an addition to deferred charges, with an offsetting credit to additional paid in capital.

11. SHARE ISSUANCE

In April 2002, pursuant to an exemption from registration for private placement under Section 4(2) of the Securities Act of 1933, as amended, the Company issued 100,000 shares of Class A Common Stock at a price of $0.51 per share with a value of $51,000 and a par value of $100 to a record label company. In exchange for the issuance of the shares, the record label company agreed to renew the term of their music license agreement with the Company.

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

BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at June 30, 2002, the Company had delivered a total of approximately 5,323 Digital Jukeboxes as compared with 3,839 Digital Jukeboxes delivered as at June 30, 2001. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     The Company plays over eleven million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

Total assets of the Company were $19,841,437 at June 30, 2002, a decrease of $529,466 from December 31, 2001. The decrease was primarily attributable to an increase in trade accounts receivable of approximately $1,945,000 offset by lower inventory levels of approximately $506,000 and a reduction in investment in sales-type leases and property, plant and equipment which was attributable to the sale of leases during the period, as well as depreciation and amortization charges. Total liabilities of the Company also decreased in the last six months, from $14,751,058 at December 31, 2001 to $14,293,465 at June 30, 2002, primarily as a result of reductions in the accounts payable and accrued liabilities of approximately $1,432,000 and repayment of long-term debt of approximately $1,161,000. This decrease was offset by increased borrowings and accrued interest on the unsecured loan of approximately $2,340,000. Cash and cash equivalents decreased to $20,768 at June 30, 2002 from $317,632 at December 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001

     The Company earned net income of approximately $23,000 during the three-month period ended June 30, 2002 ("the second quarter 2002") as compared to a net loss of approximately $1,776,000 for the corresponding three-month period in 2001 ("the second quarter 2001").

     The Company had a net loss of approximately $173,000 during the six-month period ended June 30, 2002 as compared to a net loss of approximately $4,314,000 for the corresponding six-month period ended June 30, 2001.

     Net loss attributable to common stockholders was approximately $985,000 for the second quarter 2002, as compared to approximately $2,774,000 for the second quarter 2001. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company was approximately $1,008,000 for the second quarter 2002, as compared to $997,000 for the second quarter 2001.

     Net loss attributable to common stockholders was approximately $2,183,000 for the six-month period ended June 30, 2002, as compared to approximately $6,298,000 for the six-month period ended June 30, 2001. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company, was approximately $2,011,000 for the six-month period ended June 30, 2002, as compared to $1,984,000 for the six-month period ended June 30, 2001.


     REVENUES

     Revenues from the Digital Jukeboxes increased by approximately $154,000, or 3%, from approximately $5,722,000 in the second quarter 2001 to approximately $5,876,000 in the second quarter 2002. While there was a decrease in revenues from sale, leasing and financing of Digital Jukeboxes during the second quarter 2002, this decrease was, as described below, more than offset by an increase in music service revenues during the same period. As a result, there was an overall increase in revenues from the Digital Jukeboxes during the second quarter 2002.

     Revenues from the Digital Jukeboxes increased by approximately $1,758,000, or 18%, from approximately $10,031,000 for the six-month period ended June 30, 2001 to approximately $11,789,000 for the six-month period ended June 30, 2002. This increase was offset by reduced revenues from jukebox leasing and financing. In addition, music service revenues increased by approximately $1,600,000 during the period. As a result, there was an overall increase in revenues from the Digital Jukeboxes for the six-month period ended June 30, 2002.

     More specifically, music service revenues grew to approximately $1,907,000 for the second quarter 2002 as compared with $1,044,000 for the second quarter 2001. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $3,050,000 for the second quarter 2002 as compared with approximately $3,554,000 for the second quarter 2001. The decrease is attributable to a decrease in unit sales of Digital Jukeboxes.

     Music service revenues grew to approximately $3,569,000 for the the six-month period ended June 30, 2002 as compared with $1,969,000 for the six-month period ended June 30, 2001. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $6,000,000 for the six-month period ended June 30, 2002 as compared with approximately $5,775,000 for the six-month period ended June 30, 2001. The increase is attributable to an overall increase in unit sales of Digital Jukeboxes.

     Digital Jukebox leasing and financing revenues declined to approximately $906,000 for the second quarter 2002, as compared to $1,116,000 for the second quarter 2001. The decrease is attributed to the sale of capital leases to third parties, including the Company's customers.

     Digital Jukebox leasing and financing revenues declined to approximately $1,986,000 for the six-month period ended June 30, 2002, as compared to $2,242,000 for the six-month period ended June 30, 2001. The decrease is attributed to the sale of capital leases to third parties, including the Company's customers.


     COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

     The cost of Digital Jukebox revenues and direct operating costs decreased by approximately $475,000, or 14%, from approximately $3,489,000 in the second quarter 2001 to approximately $3,014,000 during the second quarter 2002. The decrease is attributable to a reduction in the number of Digital Jukeboxes sold during second quarter 2002 as compared to second quarter 2001 and the reduction in the cost of manufacturing the Company's Genesis floor-model during late 2001. In addition the Company continues to reduce its communication costs as a result of the transition by operators from the use of telephone lines to the Internet.

     The cost of Digital Jukebox revenues and direct operating costs decreased by approximately $241,000, or 4%, from approximately $6,286,000 for the six-month period ended June 30, 2001 to approximately $6,045,000 for the six-month period ended June 30, 2002. The decrease is attributable to a reduction in the number of Digital Jukeboxes sold during the first six-month period of 2002 as compared to the first six-month period of 2001 and the reduction in the cost of manufacturing the Company's Genesis floor-model during late 2001. In addition the Company continues to reduce its communication costs as a result of the transition by operators from the use of telephone lines to the Internet.


     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by approximately $292,000, or 23%, from approximately $1,283,000 in the second quarter 2001 to approximately $991,000 in the second quarter 2002. This decrease principally resulted from a reduction in the number of the Company's employees as part of its December 2001 restructuring.

     General and administrative expenses decreased by approximately $686,000, or 26%, from approximately $2,685,000 for the six-month period ended June 30, 2001 to approximately $1,999,000 for the six-month period ended June 30, 2002. This decrease principally resulted from a reduction in the number of the Company's employees as part of its December 2001 restructuring.


     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased by approximately $111,000, or 21%, from approximately $537,000 in the second quarter 2001 to approximately $426,000 in the second quarter 2002. The decrease in research and development expenses was principally due to a reduction of the Company's technical and operational workforce as part of its December 2001 restructuring.

     Research and development expenses decreased by approximately $271,000, or 27%, from approximately $1,012,000 for the six-month period ended June 30, 2001 to approximately $741,000 for the six-month period ended June 30, 2002. The decrease in research and development expenses was principally due to a reduction of the Company's technical and operational workforce as part of its December 2001 restructuring.


     SALES AND MARKETING EXPENSES

     Sales and marketing expenses decreased by approximately $664,000, or 50%, from approximately $1,338,000 in the second quarter 2001 to approximately $674,000 in the second quarter 2002. This decrease was principally due to reductions in the Company's sales force and support personnel, and related costs, during the second half of the 2001 year.

     Sales and marketing expenses decreased by approximately $1,370,000, or 49%, from approximately $2,799,000 for the six-month ended June 30, 2001 to approximately $1,429,000 for the six-month period ended June 30, 2002. This decrease was principally due to reductions in the Company's sales force and support personnel, and related costs, during the second half of the 2001 year.


     INTEREST EXPENSE

     Interest expenses increased by approximately $12,000, or 4%, from approximately $309,000 in the second quarter 2001 to approximately $321,000 in the second quarter 2002. This increase is attributable primarily to interest payable on the $3.5 million that the Company has drawn down on its Unsecured Loan Facility provided by two of the Company's principal stockholders. The Unsecured Loan Facility is described in detail below under the caption "Liquidity and Capital Resources."

     Interest expenses decreased by approximately $37,000, or 6%, from approximately $619,000 for the six-month period ended June 30, 2001 to approximately $582,000 for the six-month period ended June 30, 2002. The decrease in the Company's interest expenses is attributed to a reduction in the principal amounts borrowed under the Jukebox Term Loan, CED Term Loan and Line of Credit (each as defined below under the caption "Liquidity and Capital Resources") as well as the overall decline in the interest rates payable on such principal amounts.

     DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses decreased by approximately $65,000, or 14%, from approximately $464,000 in the second quarter 2001 to approximately $399,000 in the second quarter 2002. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.

     Depreciation and amortization expenses decreased by approximately $129,000, or 13%, from approximately $969,000 in the first half 2001 to approximately $840,000 in the first half 2002. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.


     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange loss of approximately $28,000 during the second quarter 2002 and $62,000 for the six-month period ended June 30, 2002, as compared to a foreign exchange loss of approximately $79,000 during the second quarter 2001 and a foreign exchange gain of $25,000 for the six-month period ended June 30, 2001. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

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

     The Company currently has two term loan facilities with the National Bank of Canada: (i) a term loan for an aggregate amount of CDN $500,000 under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED Term Loan") to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures; and (ii) a term loan facility (the "Jukebox Term Loan") providing for loans, originally aggregating approximately $10.4 million, to finance the cost of manufacturing the Digital Jukeboxes. The CED Term Loan and Jukebox Term Loan are entered into with TouchTunes Digital by a lien on the past, present and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

     The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $9,142 over a 36-month period that will end in February 2004. At June 30, 2002, approximately $183,000 was outstanding under the CED Term Loan.

     The Jukebox Term Loan bears interest at the National Bank of Canada's U.S. base rate, plus 2.55%. Additional compensation must be paid to the National Bank of Canada each year in an amount equal to 0.5% of the Company's annual gross revenues as defined. The Jukebox Term Loan must be repaid in full by November 2004. At June 30, 2002, approximately $4,032,000 was outstanding under the Jukebox Term Loan.

     TouchTunes Digital, the Company's wholly-owned subsidiary, has an operating line of credit (the "Line of Credit") with the National Bank of Canada in the amount of $1 million, that bears interest at the National Bank of Canada's U.S. base rate plus 1.25%. The Line of Credit is also secured by an interest on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit. The Line of Credit is payable on demand, has a one-year term and is renewable on April 30, 2003. At June 30, 2002, the Company had available $150,000 on the Line of Credit.

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

     On February 26, 2002, the Company drew down over $1.5 million on the Unsecured Loan Facility. As a result, the rate at which the shares of Series B Preferred Stock are convertible into Common Stock was adjusted as described above. Based on this new rate of conversion, in the event CDP Capital Communications and CDP Sofinov convert their shares of Series B Preferred Stock, the Company would issue to them 13,333,334 shares of Common Stock, in the aggregate, of which 4,444,445 shares represent the additional shares of Common Stock that would be issued as a result of the adjustment to the rate of conversion described above. At June 30, 2002, the Company had drawn down principal in the amount of $3.5 million on the Unsecured Loan Facility.

     The agreements between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain financial covenants that require the Company to maintain a minimum net shareholders' equity, as defined in the agreements, of $8 million and a minimum debt to equity ratio, as defined in the agreements, of 1.50:1.00. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. The Company was in compliance with these covenants as at June 30, 2002.

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

     The Company has contractual obligations totaling approximately $9,451,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space. The chart below also indicates the approximate amount of severance that the Company is paying in connection with the termination of some of the executive officers of the Company.

                                     ----------------------------------------------------------------------------
                                                                PAYMENTS DUE BY PERIOD
      ------------------------------ ----------------------------------------------------------------------------
                                                   TOTAL        LESS THAN 1 YEAR(1)          MORE THAN 1 YEAR(2)
      CONTRACTUAL OBLIGATIONS                          $                          $                            $
      ------------------------------ -------------------- -------------------------- ----------------------------
      LONG TERM DEBT(3)                        8,905,758                  6,258,894                    1,796,864
      ------------------------------ -------------------- -------------------------- ----------------------------
      CAPITAL LEASE OBLIGATIONS                  104,736                    104,736                           --
      ------------------------------ -------------------- -------------------------- ----------------------------
      OPERATING LEASES                         1,081,171                    309,505                      771,665
      ------------------------------ -------------------- -------------------------- ----------------------------
      SEVERANCE PAYMENTS                         208,998                    208,998                           --
      ------------------------------ -------------------- -------------------------- ----------------------------
      TOTAL CONTRACTUAL CASH
        OBLIGATIONS                            9,450,662                  6,882,133                    2,568,529
      ------------------------------ -------------------- -------------------------- ----------------------------

      (1) Refers to "less than 1 year" from June 30, 2002.
      (2) Refers to "more than 1 year" from June 30, 2002.
      (3) The long-term debt refers to the Company's obligations under the CED Term Loan, the Jukebox Term Loan, the Line of Credit and the Unsecured Loan Facility.


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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company, over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. For a description of this litigation, please see the Company's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2002 as filed with the Commission on May 15, 2002.

The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), an organization representing performance rights for musical composers and authors.

For more information regarding this dispute, see note 8(b) of the financial statements contained in Part I of this Form 10QSB which information is incorporated herein by reference.

ITEM 2.    CHANGE IN SECURITIES

     Pursuant to an exemption from registration for private placements under
Section 4(2) of the Securities Act of 1933, as amended, the Company issued warrants on June 25, 2002 to a corporation to purchase an aggregate of 110,000 shares of Common Stock as partial consideration for a commercial transaction. The terms of the warrants generally provide for an exercise price of $0.32, subject to certain adjustments. The warrants may be exercised, in whole or in part, no later than December 31, 2004.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 22, 2002. Two proposals were voted upon at the meeting: the election of directors and the ratification of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ended December 31, 2002.

     All six nominees for Director were elected, and the votes were as follows:

---------------------------- -------------------------- -------------------------- --------------------------
                                                                                    ABSTENTIONS AND BROKER
          NOMINEE                    VOTES FOR               VOTES WITHHELD               NON-VOTES 1
---------------------------- -------------------------- -------------------------- --------------------------

---------------------------- -------------------------- -------------------------- --------------------------
Tony Mastronardi                    36,853,287                     --                         600
---------------------------- -------------------------- -------------------------- --------------------------
Joel Shoenfeld                      36,853,287                     --                         600
---------------------------- -------------------------- -------------------------- --------------------------
Pierre Desjardins                   36,853,287                     --                         600
---------------------------- -------------------------- -------------------------- --------------------------
Hubert Manseau                      36,853,287                     --                         600
---------------------------- -------------------------- -------------------------- --------------------------
Sophie Forest                       36,853,287                     --                         600
---------------------------- -------------------------- -------------------------- --------------------------
Roland Ribotti                      36,853,287                     --                         600
---------------------------- -------------------------- -------------------------- --------------------------

     Ernst & Young LLP was ratified as the independent auditors for the Company for the fiscal year ended December 31, 2002. There were 36,853,287 votes cast for the ratification, no votes cast against the ratification, and 600 abstentions and broker non-votes.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated by reference to other filings, as specified in the Index of Exhibits.

     (b) The Company filed a report on Form 8-K on June 14, 2002 to report the appointment of John Perrachon as the Company's President and CEO, replacing Tony Mastronardi. Mr. Mastronardi will remain as Vice Chairman of the Company.

--------------------
1 Note that the abstentions and broker non-votes were not counted either for or against this proposal, but were counted present for quorum purposes.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TOUCHTUNES MUSIC CORPORATION


Dated: August 14, 2002               By: /s/ John Perrachon
                                         -----------------------
                                             John Perrachon
                                             Chief Executive Officer,
                                             President and Director

Dated: August 14, 2002               By: /s/ Matthew Carson
                                         -----------------------
                                             Matthew Carson
                                             Vice President Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

3.1 Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000, filed on November 14, 2000, which Exhibit is incorporated herein by reference.

3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB (Amendment No. 1) for the fiscal year ending December 31, 2001, filed on April 16, 2002, which Exhibit is incorporated herein by reference.

4.1            Terms of Class A Voting Common Stock, included as part of Exhibit
               3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 14, 2000, which Exhibit is incorporated herein by reference.

4.2            Terms of Series A Preferred Stock, included as part of Exhibit
               3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 14, 2000, which Exhibit is incorporated herein by reference.

4.3 Terms of Series B Preferred Stock, included as part Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 14, 2000, which Exhibit is incorporated herein by reference.

10.1* Music Licensing Agreement between TouchTunes Music Corporation and Warner Music Group, Inc. dated as of December 22, 2001, which Exhibit is filed herewith.

10.2 Employment Agreement between the Company and John Perrachon, dated June 10, 2002, which Exhibit is filed herewith.

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith solely for the purposes of Section 906).

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith solely for the purposes of Section 906).

------------
* Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Registrant has filed separately with the Securities and Exchange Commission.