Form 10QSB
period 2002-09-30
TOUCHTUNES MUSIC CORP
filed 2002-11-14
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended SEPTEMBER 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _____ to _________

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


                                 (702) 792-7405
                                 --------------
                (Issuer's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 14, 2002, 14,758,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as of September 30, 2002 and December 31, 2001............................................... 1

        Consolidated Statements of Operations and Comprehensive
        Income/(Loss) (unaudited) for the three-month and nine-month periods ended September 30, 2002 and 2001........................... 3

        Consolidated Statements of Cash Flows (unaudited) for the
        three-month and nine-month periods ended
        September 30, 2002 and 2001......................................... 4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 11

Item 3. Controls and Procedures............................................. 17


PART II - OTHER INFORMATION:

Item 1. Legal Proceedings................................................... 17

Item 2. Change in Securities................................................ 17

Item 3. Defaults Upon Senior Securities..................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................. 17

Item 5. Other Information................................................... 17

Item 6. Exhibits and Reports on Form 8-K.................................... 18

Signatures.................................................................. 19

Certifications

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended September 30, 2002 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and shareholders' deficiency for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and the nine-month period ended September 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

                           CONSOLIDATED BALANCE SHEETS
                                    [NOTE 2]


      [In U.S. dollars]                                                           AS AT              As at
                                                                          SEPTEMBER 30,       December 31,
                                                                                   2002               2001
                                                                                      $                  $
      ---------------------------------------------------------------- ----------------- ------------------
                                                                            (UNAUDITED)            (Note*)
      ASSETS
      CURRENT
      Cash and cash equivalents                                                  94,871            317,632
      Trade accounts receivable                                               5,739,747          4,723,251
      Other receivables                                                         683,690            158,155
      Prepaid expenses and deposits                                             387,497            386,329
      Inventory                                                               2,338,050          2,706,707
      Current portion of investment in sales-type leases                      1,394,592          1,229,311
      ---------------------------------------------------------------- ----------------- ------------------
      TOTAL CURRENT ASSETS                                                   10,638,447          9,521,385
      ---------------------------------------------------------------- ----------------- ------------------

      Investment in sales-type leases                                         3,699,593          5,377,772
      Property, plant and equipment, net                                      2,844,987          4,177,612
      Intangibles, net                                                          605,921            683,695
      Other assets                                                              502,504            610,439
      Deferred charges                                                          421,063                 --
      ---------------------------------------------------------------- ----------------- ------------------
                                                                             18,712,515         20,370,903
      ================================================================ ================= ==================

     * Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED BALANCE SHEETS [Cont'd]
                                    [NOTE 2]


                                                                                 AS AT             As at
                                                                         SEPTEMBER 30,      December 31,
                                                                                  2002              2001
                                                                                     $                 $
     --------------------------------------------------------------- ------------------ -----------------
                                                                           (UNAUDITED)           (Note*)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                                400,000         1,000,000
     Accounts payable and accrued liabilities                                5,165,830         6,714,075
     Current portion of long-term debt (note 5)                              2,188,351         2,375,954
     Current portion of capital lease obligations                               71,979           114,582
     Unsecured loan from principal stockholders (note 6)                     4,016,986                --
     --------------------------------------------------------------- ------------------ -----------------
     TOTAL CURRENT LIABILITIES                                              11,843,146        10,204,611
     --------------------------------------------------------------- ------------------ -----------------

     Long-term debt (note 5)                                                 1,284,624         3,000,627
     Capital lease obligations                                                      --            45,820
     Unsecured loan from principal stockholders (note 6)                            --         1,500,000
     --------------------------------------------------------------- ------------------ -----------------
                                                                            13,127,770        14,751,058
     --------------------------------------------------------------- ------------------ -----------------

     Series B preferred stock, $0.001 par value (note 6)
     Authorized: 10,000,000 shares
     Issued and outstanding: 8,888,889 shares
     Redeemable, retractable and convertible
     Redeemable at $34,487,672                                              28,900,691        25,873,575
     --------------------------------------------------------------- ------------------ -----------------

     STOCKHOLDERS' DEFICIENCY
     Series A preferred stock, $0.001 par value
     Authorized: 15,000,000 shares
     Issued and outstanding: 12,843,960 shares                                  12,844            12,844
     Class A voting common stock, $0.001 par value
     Authorized: 50,000,000 shares
     Issued and outstanding: 14,758,644 shares (2001-14,658,644)                14,759            14,659
     Additional paid-in capital                                             17,837,030        20,763,446
     Accumulated deficit                                                  (41,180,579)      (41,044,679)
     --------------------------------------------------------------- ------------------ -----------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                       (23,315,946)      (20,253,730)
     --------------------------------------------------------------- ------------------ -----------------
                                                                            18,712,515        20,370,903
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

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME / (LOSS)


   [In U.S. dollars]                                  THREE MONTH         NINE MONTH     Three month         Nine month
                                                           PERIOD             PERIOD          period             period
                                                            ENDED              ENDED           ended              ended
                                                    SEPTEMBER 30,      SEPTEMBER 30,   September 30,      September 30,
                                                             2002               2002            2001               2001
                                                                $                  $               $                  $
   ------------------------------------------ -------------------- ------------------ --------------- ------------------
                                                      (UNAUDITED)        (UNAUDITED)     (unaudited)        (unaudited)
   REVENUES
   Jukebox sales                                        3,229,530          9,229,241       1,966,929          7,742,381
   Music service                                        1,953,038          5,522,161       1,374,379          3,342,985
   Jukebox leasing and financing                          797,457          2,783,520       1,232,719          3,474,779
   Gain on disposal of jukeboxes as capital
   assets and investment in sales-type leases             106,764            340,573          41,964             87,128
   ------------------------------------------ -------------------- ------------------ --------------- ------------------
                                                        6,086,789         17,875,495       4,615,991         14,647,273
   ------------------------------------------ -------------------- ------------------ --------------- ------------------
   EXPENSES
   Cost of jukebox revenues
   and direct operating costs                           3,522,161          9,567,548       2,795,528          9,081,444
   Research and development                               372,315          1,112,830         867,823          1,880,235
   R & D tax credits  (note 7)                           (525,000)          (525,000)             --                 --
   General and administrative                           1,197,403          3,196,846       1,359,892          4,045,308
   Sales and marketing                                    845,068          2,273,974       1,127,983          3,926,855
   Interest                                               301,015            883,149         260,379            878,982
   Depreciation and amortization                          368,011          1,207,837         533,103          1,502,356
   Restructuring cost (note 10)                                --            262,808              --                 --
   Foreign exchange loss (gain)                           (30,957)            31,403          50,875             25,833
   ------------------------------------------ -------------------- ------------------ --------------- ------------------
                                                        6,050,016         18,011,395       6,995,583         21,341,013
   ------------------------------------------ -------------------- ------------------ --------------- ------------------

   NET INCOME (LOSS) AND COMPREHENSIVE
    INCOME (LOSS)                                          36,773           (135,900)     (2,379,592)        (6,693,740)
   Dividends and accretion of mandatorily
        redeemable Series B preferred stock             1,016,601          3,027,116       1,008,219          2,991,781
   ------------------------------------------ -------------------- ------------------ --------------- ------------------
   NET LOSS ATTRIBUTABLE
        TO COMMON STOCKHOLDERS                           (979,828)        (3,163,016)     (3,387,811)        (9,685,521)
   ========================================== ==================== ================== =============== ==================

   Per common share
   BASIC AND DILUTED NET LOSS PER SHARE
   (note 4)                                                  0.07               0.21            0.23               0.66
   ========================================== ==================== ================== =============== ==================

   SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


[In U.S. dollars]                                         THREE MONTH         NINE MONTH        Three month           Nine month
                                                               PERIOD             PERIOD             period               period
                                                                ENDED              ENDED              ended                ended
                                                        SEPTEMBER 30,      SEPTEMBER 30,      September 30,        September 30,
                                                                 2002               2002               2001                 2001
                                                                    $                 $                  $                    $
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
                                                          (UNAUDITED)       (UNAUDITED)        (unaudited)          (unaudited)
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss)              36,773          (135,900)        (2,379,592)          (6,693,740)

Adjustments to reconcile  net  income (loss) to
net cash used in operating activities:
     Non-cash portion of interest expense                     176,438           516,986             34,795               34,795
     Depreciation and amortization                            368,011         1,207,837            533,103            1,502,356
     Gain on disposal of jukeboxes as capital
     assets and investment in sales-type leases              (106,764)         (340,573)           (41,964)             (87,128)
Changes in operating assets and liabilities:
     Accounts and other receivables                           362,493        (1,542,031)           362,455           (1,813,952)
     Inventory                                               (137,305)          368,657          1,426,017            2,486,979
     Prepaid expenses and deposits                            126,380            (1,168)           (58,059)             160,809
     Other assets                                             137,459           107,935               (275)             (24,739)
     Accounts payable and accrued liabilities                (117,141)       (1,548,245)           (28,315)             820,191
     Income taxes payable                                          --                --             (4,298)             (85,185)
     Decrease in sales-type leases                            345,650           924,884            451,362            2,159,558
     Other liabilities                                             --                --            104,530               84,924
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                                  1,191,994          (441,618)           399,759           (1,455,132)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------

INVESTING ACTIVITIES
Increase in cost of intangibles                               (41,362)          (72,058)          (112,256)            (239,733)
Purchase of other property, plant, and
equipment                                                     (42,479)         (119,167)          (523,691)          (1,091,621)
Decrease (increase) in deferred charges                         29,035          (320,263)                --                   --
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
CASH USED IN INVESTING ACTIVITIES                             (54,806)         (511,488)          (635,947)          (1,331,354)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------

FINANCING ACTIVITIES
Proceeds from  unsecured  loan from principal
stockholders                                                       --         2,000,000          1,000,000            1,000,000
Proceeds on disposal of  jukeboxes as capital
assets and investment in sales-type leases                    161,907         1,322,374            (33,782)              36,064
Increase (decrease)  in bank indebtedness                    (450,000)         (600,000)          (150,000)             200,000
Repayment of long-term debt                                  (742,235)       (1,903,606)          (638,489)          (2,527,009)
Repayment of capital lease obligations                        (32,757)          (88,423)           (27,041)            (164,750)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                 (1,063,085)          730,345            150,688           (1,455,695)
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS [Cont'd]


[In U.S. dollars]                                         THREE MONTH         NINE MONTH        Three month           Nine month
                                                               PERIOD             PERIOD             period               period
                                                                ENDED              ENDED              ended                ended
                                                        SEPTEMBER 30,      SEPTEMBER 30,      September 30,        September 30,
                                                                 2002               2002               2001                 2001
                                                                    $                 $                  $                    $
---------------------------------------------- ----------------------- ----------------- ------------------ --------------------
                                                          (UNAUDITED)       (UNAUDITED)        (unaudited)          (unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                    74,103          (222,761)           (85,500)          (4,242,181)
Cash and cash equivalents, beginning of
period                                                         20,768           317,632            212,575            4,369,256

CASH AND CASH EQUIVALENTS, END OF PERIOD                       94,871            94,871            127,075              127,075

SUPPLEMENTARY INFORMATION
========================================== =========================== ================= ================== ====================
Interest paid                                                 111,015           372,799            196,024              817,589
========================================== =========================== ================= ================== ====================

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2002
[In U.S. dollars]

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

Certain conditions and events cast doubt upon the validity of this going concern assumption. Prior to the nine-month period ended September 30, 2002, the Company experienced recurring operating losses and generated negative cash flow from operations. In addition, the Company must comply with certain debt covenants, as indicated below in note 5, and must obtain the continued support of its principal stockholders. In light of the expected continued support of its principal stockholders and management's actual plans, including forecasted financial results and cash flows for the next twelve months, the Company expects to remain in compliance with its debt covenants.

The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cash flows from operations, obtain the continued support of its principal stockholders and remain in compliance with its debt covenants. The outcome of these uncertainties cannot be predicted at this time.

The consolidated financial statements at September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001.

The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results for the fiscal year ending December 31, 2002 or any other future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant inter-company balances and transactions since acquisition of control have been eliminated on consolidation.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

During 2001, the Company recognized revenue on the sale of jukeboxes when the product was received by the customer. In 2002 the sale of jukeboxes are recognized when the jukebox is shipped to reflect the evolution of the Company's business model.

RESEARCH AND DEVELOPMENT INVESTMENT TAX CREDITS

The Company recognizes the benefit of Canadian Research and Development investment Tax Credits as a reduction of expenses when there is reasonable assurance that the claim will be recovered.

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

The new standard is effective for disposal activities initiated after December 31, 2002 and will impact the company should they have disposals in the future.

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


4.   BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarter and the nine-month period ended September 30, is as follows:


                                                      THREE MONTH         NINE MONTH    THREE MONTH         NINE MONTH
                                                           PERIOD             PERIOD         PERIOD             PERIOD
                                                            ENDED              ENDED          ENDED              ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,  SEPTEMBER 30,      SEPTEMBER 30,
                                                             2002               2002           2001               2001
                                                                $                  $              $                  $
---------------------------------------- ------------------------- ------------------ -------------- ------------------
Net loss attributable to common
   stockholders                                           979,828          3,163,016      3,387,811          9,685,521
---------------------------------------- ------------------------- ------------------ -------------- ------------------
Weighted average shares outstanding
   used to compute basic and diluted
   net loss per share                                  14,758,644         14,719,755     14,658,644         14,658,644
---------------------------------------- ------------------------- ------------------ -------------- ------------------
Basic and diluted net loss per share                         0.07               0.21           0.23               0.66
---------------------------------------- ------------------------- ------------------ -------------- ------------------


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

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness includes an operating line of credit (the "Line of Credit") in the amount of $1 million, of which $400,000 was utilized at September 30, 2002. The Line of Credit is payable on demand and bears interest at the U.S. base rate plus 1.25%, representing a rate of 6.5% at September 30, 2002 and was renewed on April 30, 2002 for an additional year. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000.

Long-term debt consists of the following:



                                                           Maturity    SEPTEMBER 30,       December 31,
                                                                                2002               2001
                                                                                   $                  $
                                                  ------------------ ---------------- ------------------
CED Term Loan [CDN $236,111 ] (i)                              2004          148,844            226,759
Jukebox Term Loan (ii)                                    2002-2004        3,324,131          5,149,822
                                                                     ---------------- ------------------
Total                                                                      3,472,975          5,376,581
Less:  Current portion                                                     2,188,351          2,375,954
                                                                     ---------------- ------------------
Total                                                                      1,284,624          3,000,627
                                                                     ================ ==================


Long-term debt consist of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of these loan facilities are as follows:

(i) The CED term loan (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate plus 3.50%, representing a rate of 8.00% as at September 30, 2002. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $8,755 [CDN$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $300,700 [CDN$477,000] on all moveable property.

(ii) The jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.80% as at September 30, 2002. Additional compensation must be paid to the Bank each year in an amount equal to 0.5% of the Company's annual gross revenues, as defined. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility must be paid in full by November 2004.

The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit contain financial covenants. As at September 30, 2002 the Company was in compliance with these financial covenants.

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

On February 26, 2002, the Company drew in excess of $1.5 million on the Loan resulting in the conversion price on Series B Preferred Stock being reduced from $2.25 to $1.50 per share. In the event the Company defaults on repayment of the Loan at maturity date, the amount of the Loan outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Class A voting Common Stock of the Company at a conversion rate of $0.50 per share, which would result in a significant charge to the income statement and a corresponding increase to paid-in capital representing the beneficial conversion feature. Included in the balance at September 30, 2002 is accrued interest of $516,986.

7.   RESEARCH AND DEVELOPMENT INVESTMENT TAX CREDITS

The Company is eligible to claim Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the years 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate as to the amount of ITC to be ultimately received. During the third quarter 2002 the Company underwent an audit by the relevant taxing authority which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's which should be approved for payment. Accordingly, an amount of approximately $525,000 has been recorded as a reduction of expenses for the period ended September 30, 2002.

8.   STOCK OPTIONS

On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and Common Stock.

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of 2,501,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares, respectively, of the Company's Class A voting Common Stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to shareholders beneficially owning 5% or more of the Company's Class A voting Common Stock, which are exercisable over a period of five years. On September 30, 2002, an aggregate of 3,847,000 shares of Class A voting Common Stock were reserved for future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

9.   CONTINGENCIES

     a) In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company and for unfair competition and interference with contractual relations. The Company eblieves it has meritorious defenses against the competitor for patent infringement. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

     b) The Company is presently involved in a dispute with the American Scoiety of Composers, Authors and Publishers ("ASCAP"), the Society of European Stage Authors and Composers ("SESAC") and Broadcast
          Music Inc. ("BMI") organizations representing performance rights for musical composers and authors. The dispute revolves around the music publishers desire for the Company to negotiate music licensing rights directly with ASCAP, SESAC and BMI as opposed to the Company's current approach of negotiating such rights directly with the publishers. The dispute does not involve the Company's licensing rights to music but the financial terms of these rights.

10.  RESTRUCTURING COSTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH ARE NOT WITHIN THE COMPANY'S CONTROL.

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


BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at September 30, 2002, the Company had delivered a total of approximately 5,724 Digital Jukeboxes as compared with 4,200 Digital Jukeboxes delivered as at September 30, 2001. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     The Company plays over twelve million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

     Total assets of the Company were $18,712,515 at September 30, 2002, a decrease of $1,658,388 from December 31, 2001. The decrease was primarily due to a reduction in investment in sales-type leases of approximately $1,513,000, and property, plant and equipment of approximately $1,333,000 which was attributable to the sale of both sales type leases and jukeboxes for leasing during the period and depreciation and amortization charges. These decreases were offset by an increase in trade accounts receivable in the amount of approximately $1,017,000 and an increase in deferred charges by approximately $421,000. Total liabilities of the Company also decreased as compared to December 31, 2001, from $14,751,058 to $13,127,770 at September 30, 2002, primarily as a result of reductions in accounts payable and accrued liabilities of approximately $1,548,000 and the repayment of long-term debt in the amount of approximately $1,904,000. This decrease was offset by increased borrowings and accrued interest on the unsecured loan from principal stockholders of approximately $2,517,000. Cash and cash equivalents decreased to $94,871 at September 30, 2002 from $317,632 at December 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001

     The Company earned net income of approximately $37,000 during the three-month period ended September 30, 2002 ("the third quarter 2002") as compared to a net loss of approximately $2,380,000 for the corresponding three-month period in 2001 ("the third quarter 2001").

     The Company had a net loss of approximately $136,000 during the nine month period ended September 30, 2002 as compared to a net loss of approximately $6,694,000 for the corresponding nine month period ended September 30, 2001.

     Net loss attributable to common stockholders was approximately $980,000 for the third quarter 2002, as compared to approximately $3,388,000 for the third quarter 2001. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company was approximately $1,017,000 for the third quarter 2002, as compared to $1,008,000 for the third quarter 2001.

     Net loss attributable to common stockholders was approximately $3,163,000 for the nine month period ended September 30, 2002, as compared to approximately $9,686,000 for the nine month period ended September 30, 2001. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company, was approximately $3,027,000 for the nine month period ended September 30, 2002, as compared to $2,992,000 for the nine month period ended September 30, 2001.


     Revenues
     --------

     Revenues from the Digital Jukeboxes increased by approximately $1,471,000, or 32%, from approximately $4,616,000 in the third quarter 2001 to approximately $6,087,000 in the third quarter 2002. While there was a decrease in revenues from sale, leasing and financing of Digital Jukeboxes during the third quarter 2002, this decrease was, as described below, more than offset by an increase in music service revenues during the same period. As a result, there was an overall increase in revenues from the Digital Jukeboxes during the third quarter 2002.

     Revenues from the Digital Jukeboxes increased by approximately $3,228,000, or 22%, from approximately $14,647,000 for the nine month period ended September 30, 2001 to approximately $17,875,000 for the nine month period ended September 30, 2002. This increase is attributable to an increase in the total number of Digital Jukeboxes sold. In addition, music service revenues increased by approximately $2,179,000 during the period. As a result, there was an overall increase in revenues from the Digital Jukeboxes for the nine month period ended September 30, 2002.

     More specifically, music service revenues grew to approximately $1,953,000 for the third quarter 2002 as compared with $1,374,000 for the third quarter 2001. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $3,230,000 for the third quarter 2002 as compared with approximately $1,967,000 for the third quarter 2001 due to an increase in the unit sales of Digital Jukeboxes.

     Music service revenues grew to approximately $5,522,000 for the the nine month period ended September 30, 2002 as compared with $3,343,000 for the nine month period ended September 30, 2001. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $9,229,000 for the nine month period ended September 30, 2002 as compared with approximately $7,742,000 for the nine month period ended September 30, 2001. The increase is attributable to an overall increase in unit sales of Digital Jukeboxes.

     Digital Jukebox leasing and financing revenues declined to approximately $797,000 for the third quarter 2002, as compared to $1,233,000 for the third quarter 2001. This decrease is attributable to the sale of capital leases and jukeboxes for leasing to third parties, including the Company's customers.

     Digital Jukebox leasing and financing revenues declined to approximately $2,784,000 for the nine month period ended September 30, 2002, as compared to $3,475,000 for the nine month period ended September 30, 2001. This decrease is attributed to the sale of capital leases and jukeboxes for leasing to third parties, including the Company's customers.

     Cost of Jukebox Revenues and Direct Operating Costs
     ---------------------------------------------------

     The cost of Digital Jukebox revenues and direct operating costs increased by approximately $727,000, or 26%, from approximately $2,796,000 in the third quarter 2001 to approximately $3,522,000 during the third quarter 2002. This increase is attributable primarily to an increase in the royalties paid to Record Music Companies and to an increase in the number of Digital Jukeboxes sold during third quarter 2002 as compared to third quarter 2001. This was offset in part by the reduction in the cost of manufacturing the Company's Genesis floor-model during late 2001, as well as the reduction in the cost of manufacturing the Company's wall-mounted model in the third quarter 2002. In addition the Company continues to reduce its communication costs as a result of the transition by operators from the use of telephone lines to the Internet.

     The cost of Digital Jukebox revenues and direct operating costs increased by approximately $486,000, or 5%, from approximately $9,081,000 for the nine month period ended September 30, 2001 to approximately $9,567,000 for the nine month period ended September 30, 2002. The increase is attributable to an increase in royalty expenses as a result of an overall increase in the number of plays on the Digital Jukebox network and an increase in the rate charged per play by the Record Music Companies. The Company continues to reduce its communication costs as a result of the transition by operators from the use of telephone lines to the Internet.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses decreased by approximately $163,000, or 12%, from approximately $1,360,000 in the third quarter 2001 to approximately $1,197,000 in the third quarter 2002. This decrease principally resulted from a reduction in the number of the Company's employees as part of its December 2001 restructuring.

     General and administrative expenses decreased by approximately $848,000, or 21%, from approximately $4,045,000 for the nine month period ended September 30, 2001 to approximately $3,197,000 for the nine month period ended September 30, 2002. This decrease principally resulted from a reduction in the number of the Company's employees as part of its December 2001 restructuring.

     Research and Development Expenses
     ---------------------------------

     Research and development expenses decreased by approximately $496,000, or 57%, from approximately $868,000 in the third quarter 2001 to approximately $372,000 in the third quarter 2002. This decrease in research and development expenses was principally due to a reduction of the Company's technical and operational workforce as part of its December 2001 restructuring as well as a special non-recurring fee for research and development subcontracting project with Bose Corporation which took place during the third quarter 2001.

     Research and development expenses decreased by approximately $767,000, or 41%, from approximately $1,880,000 for the nine month period ended September 30, 2001 to approximately $1,113,000 for the nine month period ended September 30, 2002. This decrease in research and development expenses was principally due to a reduction of the Company's technical and operational workforce as part of its December 2001 restructuring as well as a special non-recurring fee for research and development subcontracting project with Bose Corporation which took place during the third quarter 2001.


     During the three-month period ended September 30, 2002, the Company recorded as a reduction of expenses approximately $525,000 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the years 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate as to the amount of ITC to be ultimately received. During the third quarter of 2002, the Company underwent an audit by the relevant taxing authority which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's which should be approved for payment.

     Sales and Marketing Expenses
     ----------------------------

     Sales and marketing expenses decreased by approximately $283,000, or 25%, from approximately $1,128,000 in the third quarter 2001 to approximately $845,000 in the third quarter 2002. This decrease was principally due to reductions in the Company's sales force and support personnel, and related costs, during the second half of the 2001 year.

     Sales and marketing expenses decreased by approximately $1,653,000, or 42%, from approximately $3,927,000 for the nine month ended September 30, 2001 to approximately $2,274,000 for the nine month period ended September 30, 2002. This decrease was principally due to reductions in the Company's sales force and support personnel, and related costs, during the second half of the 2001 year.

     Interest Expense
     ----------------

     Interest expense increased by approximately $41,000, or 16%, from approximately $260,000 in the third quarter 2001 to approximately $301,000 in the third quarter 2002. This increase is attributable primarily to interest payable on the $3.5 million of principal that the Company has drawn down on its Unsecured Loan Facility provided by two of the Company's principal stockholders. This increase was offset in part by a decrease in the interest paid on the term loan facility. The Unsecured Loan Facility is described in detail below under the caption "Liquidity and Capital Resources."

     Interest expense increased by approximately $4,000, or 0.5%, from approximately $879,000 for the nine month period ended September 30, 2001 to approximately $883,000 for the nine month period ended September 30, 2002. This increase in the Company's interest expense is attributed to an increase on the draw down on the outstanding line of credit. This in turn is offset by interest on the Jukebox Term Loan, CED Term Loan and Line of Credit (each as defined below under the caption "Liquidity and Capital Resources").

     Depreciation and Amortization Expenses
     --------------------------------------

     Depreciation and amortization expenses decreased by approximately $165,000, or 31%, from approximately $533,000 in the third quarter 2001 to approximately $368,000 in the third quarter 2002. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.

     Depreciation and amortization expenses decreased by approximately $294,000, or 20%, from approximately $1,502,000 in the nine month period ended September 30, 2001 to approximately $1,208,000 in the nine month period ended September 30, 2002. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.

     Foreign Exchange Losses
     -----------------------

     The Company experienced a foreign exchange gain of approximately $31,000 during the third quarter 2002, and a foreign exchange loss of approximately $31,000 for the nine month period ended September 30, 2002, as compared to a foreign exchange loss of approximately $51,000 during the third quarter of 2001 and a foreign exchange loss of $26,000 for the nine month period ended September 30, 2001. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

     Seasonality
     -----------

     The Company has experienced lower sales volume during the summer vacation period of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and have material adverse effects on its financial condition.

     Liquidity and Capital Resources
     -------------------------------

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

     The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $8,755 over a 36-month period that will end in February 2004. At September 30, 2002, approximately $149,000 was outstanding under the CED Term Loan.

     The Jukebox Term Loan bears interest at the National Bank of Canada's U.S. base rate, plus 2.55%. Additional compensation must be paid to the National Bank of Canada each year in an amount equal to 0.5% of the Company's annual gross revenues as defined. The Jukebox Term Loan must be repaid in full by November 2004. At September 30, 2002, approximately $3,324,000 was outstanding under the Jukebox Term Loan.

     TouchTunes Digital, the Company's wholly-owned subsidiary, has an operating line of credit (the "Line of Credit") with the National Bank of Canada in the amount of $1 million, that bears interest at the National Bank of Canada's U.S. base rate plus 1.25%. The Line of Credit is also secured by an interest on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit. The Line of Credit is payable on demand, has a one-year term and is renewable on April 30, 2003. At September 30, 2002, the Company had available $600,000 on the Line of Credit.

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

     The Unsecured Loan Facility must be repaid in full by January 3, 2003 and all amounts drawn and outstanding on the Unsecured Loan Facility bear interest at the rate of 20% per annum. After an initial $1.5 million has been drawn on the Unsecured Loan Facility, the rate at which all outstanding shares of Series B Preferred Stock held by CDP Capital Communications and CDP Sofinov may be converted into shares of Common Stock is adjusted from $2.25 per share of Series B Preferred Stock (the original purchase price for shares of Series B Preferred Stock) for each share of Common Stock to be issued to $1.50 per share of Series B Preferred Stock for each share of Common Stock to be issued. In the event the Company defaults on repayment of the Unsecured Loan Facility at maturity, the amount of the Unsecured Loan Facility outstanding at the time of such default shall be convertible, at the option of CDP Capital Communications and CDP Sofinov, into shares of Common Stock at a conversion rate of $0.50 per share which would result in a significant charge to the income statement and a corresponding increase to paid-in capital representing the beneficial conversion feature. CDP Capital Communications and CDP Sofinov hold 6,666,667 and 2,222,222 shares of Series B Preferred Stock, respectively.

     On February 26, 2002, the Company drew down over $1.5 million on the Unsecured Loan Facility. As a result, the rate at which the shares of Series B Preferred Stock are convertible into Common Stock was adjusted as described above. Based on this new rate of conversion, in the event CDP Capital Communications and CDP Sofinov convert their shares of Series B Preferred Stock, the Company would issue to them 13,333,334 shares of Common Stock, in the aggregate, of which 4,444,445 shares represent the additional shares of Common Stock that would be issued as a result of the adjustment to the rate of conversion described above. At September 30, 2002, the Company had drawn down principal in the amount of $3.5 million on the Unsecured Loan Facility.

     The agreements between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit each contain certain financial covenants including a requirement that the Company maintain a minimum net shareholders' equity, as defined in the agreements, of $8 million and a minimum debt to equity ratio, as defined in the agreements, of 1.50:1.00. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. The Company was in compliance with these covenants as at September 30, 2002.

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

The Company has contractual obligations totaling approximately $9,147,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space. The chart below also indicates the approximate amount of severance that the Company is paying in connection with the termination of some of the executive officers of the Company.



                                                       PAYMENTS DUE BY PERIOD
     -----------------------------------------------------------------------------------------------------------
                                           TOTAL              LESS THAN 1 YEAR(1)         MORE THAN 1 YEAR(2)
     CONTRACTUAL OBLIGATIONS                 $                         $                           $
     ------------------------------ -------------------- -------------------------- ----------------------------
     LONG TERM DEBT(3)                        7,889,961                  6,605,337                    1,284,624
     ------------------------------ -------------------- -------------------------- ----------------------------
     CAPITAL LEASE OBLIGATIONS                   71,979                     71,979                           --
     ------------------------------ -------------------- -------------------------- ----------------------------
     OPERATING LEASES                           958,198                    272,665                      685,533
     ------------------------------ -------------------- -------------------------- ----------------------------
     SEVERANCE PAYMENTS                         226,943                    226,943                           --
     ------------------------------ -------------------- -------------------------- ----------------------------
     TOTAL CONTRACTUAL CASH
     OBLIGATIONS                              9,147,081                  7,176,924                    1,970,157
     ------------------------------ -------------------- -------------------------- ----------------------------

     (1)  Refers to "less than 1 year" from September 30, 2002.

     (2)  Refers to "more than 1 year" from September 30, 2002.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

     The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), the Society of European Stage Authors and Composers ("SESAC") and Broadcast Music Inc. ("BMI") organizations representing performance rights for musical composers and authors. For more information regarding this dispute, see note 9(b) of the Financial Statements contained in Part I of this Form 10QSB, which information is incorporated herein by reference.

ITEM 2.  CHANGE IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOUCHTUNES MUSIC CORPORATION


Dated: November 14, 2002            By: /s/ John Perrachon
                                        ------------------
                                        John Perrachon
                                        Chief Executive Officer, President and
                                        Director


Dated: November 14, 2002            By: /s/ Matthew Carson
                                        ------------------
                                        Matthew Carson
                                        Vice President Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

3 (i)             Second Amended and Restated Articles of Incorporation.
                  Reference is made to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000, filed on November 14, 2000, which Exhibit is incorporated herein by reference.

3 (ii)            Amended and Restated Bylaws. Reference is made to Exhibit
                  3.1 of the Company's Annual Report on Form 10-KSB (Amendment No. 1) for the fiscal year ending December 31, 2001, filed on April 16, 2002, which Exhibit is incorporated herein by reference.

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