Form 10KSB
period 2002-12-31
TOUCHTUNES MUSIC CORP
filed 2003-03-31
CIK 894568

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

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

  / /    TRANSITION REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM TO

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

                    CLASS A VOTING COMMON STOCK (PAR VALUE $0.001 PER SHARE)
                                        (Title of Class)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenue for its most recent fiscal year. ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR WAS $23,758,462.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. THE AGGREGATE MARKET VALUE FOR THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES AS OF MARCH 28, 2003 WAS APPROXIMATELY $528,332.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 28, 2002, THE TOTAL NUMBER OF SHARES OF CLASS A VOTING COMMON STOCK OUTSTANDING WAS 14,758,644.

    Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                    --------
PART I
           Item 1.    Description of Business.....................................         1
           Item 2.    Description of Property.....................................         5
           Item 3.    Legal Proceedings...........................................         5
           Item 4.    Submission of Matters to a Vote of Security Holders.........         6

PART II
           Item 5.    Market for Common Equity and Related Stockholder Matters....         7
           Item 6.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................         8
           Item 7.    Financial Statements........................................        12
           Item 8.    Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure....................................        12

PART III
           Item 9.    Directors, Executive Officers, Promoters and Control
                      Persons; Compliance with Section 16(a) of the Exchange
                      Act.........................................................        13
           Item 10.   Executive Compensation......................................        16
           Item 11.   Security Ownership of Certain Beneficial Owners and
                      Management..................................................        19
           Item 12.   Certain Relationships and Related Transactions..............        22
           Item 13.   Exhibits and Reports on Form 8-K............................        23
           Item 14.   Controls and Procedures.....................................        23

EXHIBIT INDEX.....................................................................        28

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

ITEM 1.  DESCRIPTION OF BUSINESS

(a) ORGANIZATION

    TouchTunes Music Corporation (the "COMPANY") is a Nevada corporation formed in 1990. The Company is involved in the digital distribution of music content to music-on-demand applications. The first such music-on-demand application developed by the Company was its floor model digital jukebox, the Genesis. In November 2001, the Company commenced commercial sale of its wall-mounted digital jukebox, the Maestro. The Genesis and Maestro models are referred to in this annual report, collectively as the "Digital Jukeboxes." Since acquiring the exclusive rights to a patented technology for its Digital Jukeboxes in December 1994, the Company has concentrated most of its efforts on the development and marketing of its Digital Jukeboxes.

    Based upon available information, the Company's management believes that it has become the leading provider of digital jukeboxes in the United States and a significant digital distributor of music content, downloading approximately 157,000 songs per month. The Company is actively developing new music-on-demand products and applications as part of its strategy to leverage its existing technology, music content and strategic relationships.

    The Company's network of Digital Jukeboxes currently plays approximately
12.5 million songs to an estimated audience of approximately three million people each month. This makes the digital jukebox network an attractive alternative to radio for record companies and their artists.

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

    The core of the digital jukebox technology is a proprietary operating system, optimized for high-speed sound reproduction and video animation. Each Digital Jukebox is capable of storing, in compressed digital format, 2,000 songs, upgradable to virtually unlimited capacity. The Digital Jukeboxes are also equipped with a telecommunication protocol allowing the secure downloading of music to each individual Digital Jukebox from a remote central music library. The result is a high-performance, low-maintenance, remotely configurable, computer-controlled unit using state-of-the-art technology standards. In the opinion of the Company's management, with its integrated and proprietary software program, the Digital Jukeboxes outperform any conventional jukebox on the market today for simultaneous sound reproduction, graphics display, video animation, music management, and telecommunication services.

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

(c) INDUSTRY

    The Digital Jukeboxes were primarily developed for the jukebox industry. Based upon available information, the Company's management believes that approximately 250,000 conventional jukeboxes are in operation in the United States and approximately 5,000 new units were sold in 2002. There are approximately 2,300 jukebox operators who own these conventional jukebox units, which are placed in restaurants, bars, and other similar business venues. Annual gross coinage jukebox revenue in the industry amounts to approximately
$2 billion, of which, on average, approximately 50% is retained by location owners and 50% is retained by jukebox operators. The previous significant technological change in the industry occurred in 1987 when CD jukeboxes were introduced; older vinyl jukeboxes were no longer being manufactured by 1991. The Company expects the industry to shift to digital technology.

(d) PATENTS

    To protect its technology, the Company has filed a total of 25 international patent applications in the United States, Europe, Canada, and Japan.

    Generally, the patent applications cover the Company's downloading network configuration, operating system technology, graphic user interface, system control methodology, music copyrights protection processes, advertising methodology, interactive music gaming methodology and remote software upgrade methodology, as it applies to the jukebox sector. Other patent applications cover the use of the Company's technology in potential markets outside the coin-operated jukebox industry (residential and other markets) which can be serviced by the same network configuration.

    As of March 28, 2003, nine patents have been granted in Europe and six patents have been granted in the United States. Of the 15 patents granted to date, three were granted in 2002. Generally, the patents will expire sometime between 2020 and 2025. Of the three patents granted in 2002 two relate to the Company's current business and cover technology that affects volume controls, the downloading of music from the Internet onto the Digital Jukeboxes, the incorporation of advertising and promotions in the Digital Jukeboxes as well as the use of album covers as a way to select music on Digital Jukeboxes.

    There can be no assurances as to the scope, validity, or value of such patents and patent applications, nor as to their freedom from infringement by others.

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

    In addition, the Company has a portfolio of approximately 1,590 Digital Jukebox leases with jukebox operators, which each have a term of five years. These lease agreements provide for a rate of $69 to $89 per week based on the level of revenues derived from the operation of the Digital Jukeboxes, of which $40 per week is attributed to the cost of the Digital Jukebox. The Company has sales and lease agreements with approximately 300 jukebox operators. Therefore, the loss of any one operator would not have a material impact on the Company's business.

    As at December 31, 2002, the Company had delivered a total of approximately 6,050 Digital Jukeboxes to jukebox operators, of which approximately 5,950 units had been installed in various locations in the United States.

(f) CUSTOMER SERVICE AND TECHNICAL SUPPORT

    The Company has established customer service and technical support departments focused on providing the Company's customers with value beyond the purchase or lease of the Company's Digital Jukeboxes. The customer service and technical support consists of 24-hours-per-day-7 days-per-week support through a toll-free telephone number. The Company also conducts jukebox installation training sessions, providing education and insight into the use of the Company's Digital Jukeboxes.

(g) MANUFACTURING, ASSEMBLING AND DISTRIBUTION

    The Company has secured rights to play music owned by four major record label companies (Universal Music Group, BMG North America, Warner Music Group, and EMI Music Group), as well as Univision, which is the largest Latin label and many other independent record labels. The rights obtained are based on a pay-per-play royalty fee structure. During the year, the Company renewed its agreements with BMG North America, EMI Music Group, Warner Music Group and Universal Music Group. The Company is also negotiating with several independent record labels for the right to play the music owned by such record labels based on the same pay-per-play royalty fee structure.

    The Company has also obtained publishing rights from the five major publishing companies (Warner Chappell, Sony/ATV/Music Publishing, Universal Music Publishing, Careers -- BMG Music Publishing Inc. and EMI Entertainment World Inc.), which generally have a term ranging from one to five years and expiration dates ranging from 2003 to 2006, as well as rights from over 300 other independent publishing companies. The agreements with the independent publishing companies have terms ranging from one to three years and expiration dates ranging from 2003 to 2005. The publishing rights obtained are based on a royalty payable, determined either each time a song is digitally reproduced or downloaded on a Digital Jukebox or on a pay-per-play fee structure. The Company continues to negotiate with publishing companies for the right to play music owned by them on the Digital Jukeboxes.

    The Company has entered into an agreement with Bose Corporation for the commercial manufacturing of the Digital Jukeboxes, which expires on May 31, 2003. The Company has also entered into an agreement with 146473 Canada Inc. to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The Company has arrangements with various telecommunication companies to obtain access into their TCP/IP networks, enabling the digital downloading of music content to its Digital Jukeboxes.

    As part of its sales and market penetration strategy, the Company has entered into distributor agency agreements with 10 key distributors to distribute the Digital Jukeboxes throughout the United States.

    There can be no assurances that the Company will be able to (i) conclude successfully its pending arrangements or renew existing agreements with record label companies and publishing companies for the use of their music,
(ii) conclude sufficient arrangements with jukebox operators for the acquisition and use of the Digital Jukeboxes, (iii) renegotiate key supplier contracts on terms favorable to the Company, or (iv) finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukeboxes on a commercially profitable basis. The Company's failure to conclude or renegotiate these agreements and/or arrangements or to finance the costs associated with the manufacture and operation of the Digital Jukeboxes could have a material adverse effect on the Company's business and operations.

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

    The Company's research and development expenses were approximately $1,483,000 in 2002 and $2,380,000 in 2001.

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

(j) EMPLOYEES

    As at December 31, 2002, the Company and its wholly-owned subsidiary, TouchTunes Digital, had a total of 86 employees, which includes 17 in sales, marketing, customer service and customer support, 46 in development, quality assurance and network operations, and 23 in music-related activities, general and administration. All employees are engaged on a full-time basis. See also
Item 10 (c), "Employment Agreements".

(k) TOUCHTUNES DIGITAL

    Through a series of investments made from 1997 to 1999, Societe Innovatech du Grand Montreal and CDP Capital Technologies (formerly known as CDP Sofinov) acquired, an aggregate of: (i) debentures of TouchTunes Digital in the principal amount of $20,330,579 US and (ii) equity of TouchTunes Digital in the principal amount of $4,000,000 CDN. In December 1999, pursuant to a share exchange agreement and an amended debenture put right agreement with the Company, Societe Innovatech du Grand Montreal and CDP Capital Technologies exchanged their shares and debentures of TouchTunes Digital for, in the aggregate, 12,843,860 shares of the Company's Series A preferred stock, par value $0.001 per share ("SERIES A PREFERRED STOCK").

    As a result of this exchange, the Company became the sole stockholder of TouchTunes Digital. Pursuant to an arrangement dated January 1, 1998 between the Company and TouchTunes Digital, TouchTunes Digital performs research and development with respect to the Company's digital jukebox project and provides the Company with additional services, such as consulting services, as the Company reasonably requests in connection with the implementation of the digital jukebox project.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company owns no real estate. TouchTunes Digital's principal executive offices are located at 3 Commerce Place, 4th Floor, Nun's Island, Verdun, Quebec, Canada. Effective March 1, 1998, TouchTunes Digital entered into a new lease with the existing landlord for a term of 10 years with respect to these executive offices, which are comprised of 13,724 square feet of office space. The annual rent is $254,442 CDN and decreased to $240,170 CDN per year effective March 1, 2003. Any renovations and improvements to the leased premises in Quebec are the responsibility of the landlord.

    Effective December 1, 2002, the Company entered into a three year lease for 11,130 square feet of office space at 180 Lexington Drive, Buffalo Grove, Illinois, 60089 at an annual rental of $83,475 for use as a sales and marketing office as well as warehouse space. The Company entered into a three-year lease on August 15, 2000, for 2,465 square feet of office space at 8370 Wilshire Boulevard, Suite 209, Beverly Hills, California, at an annual rent of $54,720, for use as a business development, music rights and licensing office. The Company also leases office space at 114 Montgomery Avenue, Level B, Oreland, Pennsylvania and at 1800 East Sahara, Suite 107, Las Vegas, Nevada, both at nominal annual rentals.

    In the opinion of the Company's management, the above-mentioned properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company, over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. The dispute also involves Ecast's and Rowe's allegations that the Company engaged in unfair competition and intentional interference with contract, as well as Rowe's request for a declaration from the Court that U.S. Patent No. 6,308,204 is invalid and unenforceable. In October 2001, the Company sent letters to Ecast, Rowe and a number of their distributors advising them of their infringement of U.S. Patent No. 6,308,204. Ecast filed a declaratory judgment action in November 2001 in the Northern District of California, requesting a judgment that it does not infringe the Company's
U.S. Patent No 6,308,204. Ecast later filed an amended complaint to add claims for unfair competition and interference with contractual relations, based on Ecast's assertion that the Company had no legitimate basis for alleging that Ecast was infringing U.S. Patent No. 6,308,204.

    The Company has filed an answer to the complaint denying the claims, and has also counterclaimed against Ecast for patent infringement. In addition, the Company counterclaimed against Rowe for infringement of

U.S. Patent No. 6,308,204. Ecast and Rowe have responded to the Company's infringement counterclaims with various affirmative defenses. Rowe also filed separate counterclaims alleging non-infringement of U.S. Patent No. 6,308,204 and claiming that the Company engaged in unfair competition and interference with contractual relations when the Company notified others in the industry of its patent rights. The Company has denied Rowe's claims. In February 2002, Rowe and Ecast sought to add claims requesting a judgment that they do not infringe the Company's recently issued U.S. Patent No. 6,346,951. The Court rejected Ecast's and Rowe's claims regarding U.S. Patent No. 6,346,951 on jurisdictional grounds in April 2002.

    The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), the Society of European Stage Authors and Composers ("SESAC") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. For more information regarding this dispute, see note 21 of the Financial Statements contained in Part III of this Form 10KSB, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2002.

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

                                                                BID PRICES ($)       ASKED PRICES ($)
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
2001
First Quarter...............................................   $1.50      $0.63      $1.63      $0.81
Second Quarter..............................................   $1.40      $0.70      $1.55      $0.87
Third Quarter...............................................   $1.25      $0.41      $1.40      $0.51
Fourth Quarter..............................................   $0.56      $0.34      $0.75      $0.37

2002
First Quarter...............................................   $0.45      $0.31      $0.54      $0.41
Second Quarter..............................................   $0.37      $0.25      $0.52      $0.35
Third Quarter...............................................   $0.35      $0.25      $0.51      $0.45
Fourth Quarter..............................................   $0.30      $0.17      $0.51      $ 0.4

    On March 28, 2003, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.21 per share and $0.55 per share, respectively. On that date, there were 450 holders of record of Common Stock.

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

(b) RECENT SALES OF UNREGISTERED SECURITIES

    In the past three years, the Company has made the following two private placements of unregistered securities pursuant to an exemption from registration under Section 4(2) of the Securities Act:

    (1) the issuance of Series B Preferred Stock, par value $.001 per share (the "SERIES B PREFERRED STOCK") to CDP Capital Technologies and CDP Capital Communications in May 2000, as described below in Item 6(l), "Liquidity and Capital Resources."

    (2) the issuance of convertible debentures to CDP Capital Technologies and CDP Capital Communications in December 2002 as described below in
       Item 6(l), "Liquidity and Capital Resources"

The Series B Preferred Stock and Series A Preferred Stock are referred to collectively in this annual report as the "Voting Preferred Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION AND ANALYSIS BELOW CONTAIN TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS THAT ARE NOT WITHIN THE COMPANY'S CONTROL.

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this annual report. Reference is also made to the risk factors and other business information described above in Item 1, "Description of Business," which information is incorporated herein by reference.

(a) OVERVIEW

    The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukeboxes. Revenues, since September 1998, have been generated from the sale and leasing of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at December 31, 2002, the Company had delivered a total of 6,050 Digital Jukeboxes, as compared with 4,493 units delivered as at December 31, 2001. Management plans to devote significant resources to continuing its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities to apply its technology to other music-on-demand products and applications in other industries.

    The Company plays approximately 12.5 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record labels and their artists. These factors should assist the Company in obtaining and/or renewing agreements with various record companies.

(b) REVENUES

    Revenues from the Digital Jukeboxes amounted to approximately $23,760,000 for the year ended December 31, 2002, as compared with approximately $19,500,000 for the year ended December 31, 2001. Digital Jukebox sales, leasing and financing revenue amounted to approximately $16,069,000 for the year ended December 31, 2002, as compared with approximately $14,731,000 for the year ended December 31, 2001. Music service revenues amounted to approximately $7,690,000 for the year ended December 31, 2002, as compared with approximately $4,752,000 for the year ended December 31, 2001. The increase in jukebox sales was primarily a result of increased unit sales of Digital Jukeboxes in 2002 as compared to 2001. The Company generated a significant increase in music service revenue in 2002, as a result of the increase in the number of Digital Jukeboxes installed in the Company's digital jukebox network, which generate recurring music service revenues.

(c) COST OF DIGITAL JUKEBOX REVENUES AND DIRECT OPERATING COSTS

    The cost of Digital Jukebox revenues and direct operating costs increased by approximately $1,687,000 from $11,441,000 for the year ended December 31, 2001 to $13,128,000 for the year ended December 31, 2002. The overall increase in the unit sales of Digital Jukeboxes in 2002 resulted in an increase in the cost of Digital Jukebox revenues. Due to the increase in Digital Jukebox revenues, the number of songs played over the Company's digital jukebox network increased, thereby increasing the royalties paid to record labels and publishers. The commissions paid to the Company's distributors also increased as a consequence of the increase in the unit sales of Digital Jukeboxes. These increases were partially offset by reductions in communication costs due to the increased transition by operators from the use of telephone lines to the Internet and reductions in the overall cost of installation and maintenance of jukeboxes.

(d) RESEARCH AND DEVELOPMENT COSTS

    Research and development expenses decreased by approximately $897,000 or 38% from approximately $2,380,000 for the year ended December 31, 2001 to approximately $1,483,000 for the year ended December 31, 2002. This decrease in research and development expenses was principally due to a reduction in the Company's technical and operational workforce as part of its December 2001 restructuring. In addition, during the third quarter of 2001, the Company incurred a special non-recurring fee for a research and development subcontracting project with Bose Corporation.

    During the third quarter of 2002, the Company recorded as a reduction of expenses $525,000 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the period 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate the amount of ITC to be ultimately received. During the third quarter of 2002, the Company underwent an audit by the relevant taxing authority which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's which should be approved for payment.

(e) GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses decreased by approximately $835,000 or 15% from approximately $5,621,000 for the year ended December 31, 2001 to $4,786,000 for the year ended December 31, 2002. This decrease is mainly attributable to a reduction in the Company's workforce as part of its December 2001 restructuring described below under Item 6(i). This decrease is in part offset by an increase in legal and professional fees with respect to the Company's legal proceedings with E-Cast Inc. and Rowe International Inc. described in more detail in Item 3, "Legal Proceedings".

(f) SALES AND MARKETING EXPENSES

    Sales and marketing costs decreased by approximately $1,763,000 or 37% from approximately $4,745,000 for the year ended December 31, 2001 to approximately $2,982,000 for the year ended December 31, 2002. This decrease was principally due to a significant reduction in the sales force and support personnel, and related costs as a result of the Company's 2001 restructuring.

(g) INTEREST EXPENSE

    Interest expense increased by approximately $104,000 or 9% from approximately $1,136,000 for the year ended December 31, 2001 to $1,240,000 for the year ended December 31, 2002. The main sources of funding were the line of credit with the National Bank of Canada, the unsecured loan facility and convertible debentures, both with CDP Capital Technologies and CDP Capital Communications, upon which interest of $48,000, $675,000 and $5,000 were incurred, respectively. During the year the Company drew $2,000,000 on the unsecured loan facility, issued $800,000 in convertible debentures and reimbursed approximately $2,606,000 on the jukebox term loans. The interest on the increase in the borrowings under the unsecured loan facility and the convertible debentures was offset by the overall reduction in the capital amount of the jukebox term loans and the overall decline in interest rates, specifically with respect to the interest rate payable on the Company's jukebox term loans with the National Bank of Canada. For more information regarding the jukebox term loan and line of credit with the National Bank of Canada and the unsecured loan facility with CDP Capital Technologies and CDP Capital Communications, see the discussion below under Item 6(l), "Liquidity and Capital Resources."

(h) DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses decreased by approximately $170,000 or 10% from approximately $1,748,000 for the year ended December 31, 2001 to approximately $1,578,000 for the year ended December 31, 2002. This decrease is primarily attributable to fewer Digital Jukeboxes held by the Company as capital assets as these assets were sold to third parties.

(i) RESTRUCTURING COSTS

    During the first quarter of the year ended December 31, 2002, the company completed the second and final phase of the restructuring of its operations (which began in the last quarter of 2001). Included in the restructuring costs are $183,000 of severance costs plus $80,000 for the closing of an office. Restructuring cost for the fiscal year ended December 31, 2001 totaled $1,458,000.

(j) DISCLOSURE OF CRITICAL ACCOUNTING POLICIES

    Allowance for Doubtful Accounts-Methodology

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

    Warranty Provision-Methodology

    The Company provides warranties on all jukeboxes sold or leased for a period of 2 to 5 years. Estimated costs for warranties are provided based upon management's best estimate. The adequacy of the warranty provision is reviewed regularly in light of the Company's past experience and expectation of costs to be incurred and adjusted accordingly.

(k) SEASONALITY

    The Company has experienced lower sales volume during the summer vacation period of June, July and August as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and may have material adverse effects on its financial condition.

(l) LIQUIDITY AND CAPITAL RESOURCES

    The Company's funding has come principally from a group of three investors:
Societe Innovatech du Grand Montreal, CDP Capital Technologies (formerly known as CDP Sofinov) and CDP Capital Communications (formerly known as Capital Communications CDPQ Inc.). To date, they have collectively invested approximately $43 million in the Company, which has provided the Company with sufficient capital resources to finance its start-up activities and to commence commercial operations. Financing arrangements with the National Bank of Canada are another significant source of funding for the Company's operations.

    In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED TERM LOAN"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. As at December 31, 2002, approximately $123,000 was outstanding under the CED Term Loan. The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $8,790 over a 36-month period that will end in February 2004.

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

    In May 2000, the Company issued an aggregate of 8,888,889 shares of Series B Preferred Stock to CDP Capital Technologies and CDP Capital Communications. Specifically, the Company issued 2,222,222 shares of Series B Preferred Stock to CDP Capital Technologies in exchange for the conversion of $5,000,000 in prior advances to the Company. The remaining 6,666,667 shares of Series B Preferred Stock were issued to CDP Capital Communications in exchange for proceeds consisting of (i) $14,000,000 in cash and (ii) $1,000,000 previously advanced by CDP Capital Communications to the Company. CDP Capital Communications received $136,370 as a fee for its financial services with respect to this transaction among the Company, CDP Capital Technologies and CDP Capital Communications.

    In May 2001, TouchTunes Digital obtained an operating line of credit (the "LINE OF CREDIT") from the National Bank of Canada in the amount of $500,000 bearing interest at the National Bank of Canada's U.S. base rate plus 1.25%, which was subsequently increased in September 2001 to $1 million. The Line of Credit is also secured with a lien on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit, and is renewable on April 30, 2003.

    In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5 million. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3 million and $2 million, respectively. As of December 31, 2002, $3.5 million had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes"), excluding accrued interest of $0.8 million thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

    On December 20, 2002, the Company issued convertible debentures ("Debentures") to two principal stockholders, namely CDP Capital Communications and CDP Capital Technologies, for a principal amount of $400,000 each, bearing interest at 20% per annum and maturing on June 30, 2003, provided the Company entered into a debenture subscription agreement by January 6, 2003. Unless repaid in full at maturity, or earlier upon the occurrence of an event of default, the Debentures are convertible at the option of CDP Capital Communications and CDP Capital Technologies into Series B preferred shares at a conversion price of $0.50 per share.

    As a result of on-going negotiations aimed at recapitalizing the Company by way of conversion of all of these principal stockholders' loans and the Company's retractable Series B Preferred Stock into permanent capital stock, the Unsecured Loan Facility agreement and the Debentures' subscription agreement had not been executed as initially contemplated by December 31, 2002 and January 6, 2003, respectively.

    On March 28, 2003, CDP Capital Communications and CDP Capital Technologies reconfirmed that the requirements to execute the Unsecured Loan Facility agreement in regard to the CDP Notes were effectively waived on a timely basis. Moreover, CDP Capital Communications and CDP Capital Technologies waived the requirement, under the Debentures, to execute the Debentures' subscription agreement by January 6, 2003 and the Company agreed to enter into a Debentures' subscription agreement on or before June 15, 2003, failure of which will provide CDP Capital Communications and CDP Capital Technologies with repayment and conversion rights. Furthermore, the maturity date under the CDP Notes and the Debentures were extended to April 1, 2004.

    The agreements as amended between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain a covenant that requires the Company to maintain a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. The Company was in compliance with its debt covenants as at December 31, 2002.

    The Company has contractual obligations totaling approximately $10,049,521. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space.

---------------------------------------------------------------------------------------------------------------
                                                                   PAYMENTS DUE BY PERIOD
                                              -----------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                              TOTAL          LESS THAN 1 YEAR(1)    MORE THAN 1 YEAR(2)
---------------------------------------------------------------------------------------------------------------
Bank Indebtedness...........................       1,000,000             1,000,000               --
Long Term Debt(3)...........................       7,841,004             1,945,350              5,895,654
---------------------------------------------------------------------------------------------------------------
Capital Lease Obligations...................          46,183                46,183               --
---------------------------------------------------------------------------------------------------------------
Operating Leases............................       1,097,524               291,504                806,020
---------------------------------------------------------------------------------------------------------------
Severance Payments..........................          64,810                64,810               --
---------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations..........      10,049,521             3,347,847              6,701,674
---------------------------------------------------------------------------------------------------------------

(1) Refers to "less than 1 year" from January 1, 2003.

(2) Refers to "more than 1 year" from January 1, 2003.

(3) The long term debt refers to the Company's obligations under the CED Term Loan, the Jukebox Term Loan, the Unsecured Loan Facility and the Convertible Debenture.

    The Company's capital requirements may vary based upon the success of its Digital Jukeboxes, competitive developments or if its anticipated cash flow from operations is less or more than expected and its development plans or projections change or prove to be inaccurate. If any of the Company's material assumptions prove to be wrong, or if management has failed to account for material contingencies, the Company may not be able to satisfy these capital requirements.

    The Company's ability to continue as a going concern is dependent principally on its ability to achieve profitable operations, maintain positive cash flows from operations, renew its line of credit as appropriate, obtain the continued support of its principal stockholders and repay its debts as they become due. The outcome of these matters cannot be predicted at this time.

ITEM 7.  FINANCIAL STATEMENTS

    The following documents are filed as part of this annual report, beginning on page F-1.

    - Report of Ernst & Young, LLP, Independent Auditors.

    - Consolidated Balance Sheets as of December 31, 2002 and 2001.

    - Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002 and 2001.

    - Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2002 and 2001.

    - Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) DIRECTORS AND OFFICERS

    Set forth below is certain information as of March 28, 2003 regarding the Company's current directors and executive officers. There are no family relationships among any of the directors and executive officers of the Company. Each director serves for a term of one year or until their successors are elected.

NAME                                   OFFICE                                                          AGE
----                                   ------                                                        --------
John B. Perrachon....................  Chief Executive Officer, President and Director                  48
Tony Mastronardi.....................  Executive Vice President, Business Development and Marketing
                                       and Director                                                     43
Guy Nathan...........................  Executive Vice President, Technology and Director                59
Joel Schoenfeld......................  Director                                                         52
Pierre Desjardins....................  Chairman of the Board of Directors                               61
Hubert Manseau.......................  Director                                                         56
Roland Ribotti.......................  Director                                                         35
Didier Benchimol.....................  Director                                                         42
Matthew Carson.......................  Vice President, Finance and Chief Financial Officer              44
Linda Komorsky.......................  Vice President, Business Affairs, Music Rights and Licenses      58
Dan McAllister.......................  Vice President, Sales                                            38

    JOHN PERRACHON, 48, was appointed President and Chief Executive Officer of the Company on June 10, 2002. Previously, Mr. Perrachon spent ten years, from 1986 to 1996, with BMG Entertainment, where he held a series of progressively responsible management roles. He was Senior Vice President, Operations and Chief Financial Officer for BMG Direct Marketing, Inc., a leading music club with approximately $0.8 billion annual sales and 3,000 employees. He was also President of BMG Direct, Ltd., BMG Direct's Canadian subsidiary.

    From 1996 to 2001, Mr. Perrachon was employed by De Agostini Atlas Editions, a $400-million/400-employee direct marketing company specializing in children's entertainment and educational products, where he served as President and CEO, from 1999 to 2001 and was responsible for six international operating subsidiaries.

    Mr. Perrachon earned a Master of Science in Engineering from the University of Pennsylvania in 1978 and an MBA from the Wharton School of Business in 1983.

    TONY MASTRONARDI, 43, has served as a director of the Company since December 1994. On February 8, 2001, Mr. Mastronardi was appointed Chairman of the Board of Directors and on March 15, 2002, Mr. Mastronardi was relieved of his position as Chairman of the Board of Directors and was appointed Vice-Chairman of the Board of Directors. From December 1994 to June 10, 2002, Mr. Mastronardi was Chief Executive Officer of the Company. Effective June 10, 2002, Mr. Mastronardi was named Executive Vice President, Business Development and Marketing of the Company.

    Mr. Mastronardi has 16 years of diverse business experience, holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the Company's jukeboxes since its conception. Between 1985 and 1994, Mr. Mastronardi was employed as a Vice President, and then President, of Les Pavages Samacon Inc., a Montreal-based family-owned construction company.

    GUY NATHAN, 59, has been a director of the Company since December 1994. On March 15, 2002, Mr. Nathan's employment with the Company was terminated.
Mr. Nathan served as a consultant to the Company until December 31, 2002 when he was rehired as Executive Vice President Technology.

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

    JOEL SCHOENFELD, 52, has served as a director of the Company since September 2000. Mr. Schoenfeld is recognized as one of the entertainment industry's leading experts on international intellectual property, competition, and privacy issues. Mr. Schoenfeld has focused on business development and policy matters impacting the entertainment business throughout the world. In recognition of this, he was appointed in 1999 as one of 12 Commissioners on the Industry Advisory Commission to the World Intellectual Property Organization.

    Since April 2000, Mr. Schoenfeld has been a consultant for Schoenfeld Consulting, LLC, a consulting firm located in Stamford, Connecticut that focuses on management and organizational issues in international markets and intellectual property issues relating to the music industry.

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

    In addition to the Company, Mr. Schoenfeld is currently a director of two U.S. public companies: TTR Technologies and Avalon Digital Media (formerly MindArrow Systems).

    PIERRE DESJARDINS, 61, has served as a director of the Company since December 2000. On March 15, 2002, Mr. Desjardins was appointed Chairman of the Board of Directors of the Company. From 1996 to 2000 Mr. Desjardins was the Chief Executive Officer and Chairman of the Board of Directors of Total Containment Inc., a U.S. public company that offers engineering services, and underground containment equipment, in connection with the conveyance of fuels in service stations in more than 65 countries. Effective January 2000, Mr. Desjardins relinquished the Chief Executive Officer position and remains as Chairman of the Board of Directors.

    Mr. Desjardins also serves on the Board of Directors of Cinar and Uni-Select Inc., Canadian public companies.

    HUBERT MANSEAU, 56, has served as a director of the Company since
February 2001. Since 1997, Mr. Manseau has been the President and Chief Executive Officer of Societe Innovatech du Grand Montreal, a high-tech venture capital firm in Canada.

    Mr. Manseau is Governor and Former President of the Quebec Venture Capital Association, Reseau Capital. He is also Governor of the "JUNIOR CHAMBER OF COMMERCE OF MONTREAL." Mr. Manseau has been a member of the Board of Directors of the Canadian Network for the Advancement of Research, Industry and Education. He also has been a member and Chairman of the Board of College Edouard-Montpetit, the largest public college in Quebec. Mr. Manseau was a founding member of the Regional Internet Services of Quebec network and has also served as Vice-Chairman of the Board of Directors of APO-Quebec, a Quebec research and development center for computer educational applications.

    ROLAND RIBOTTI, 35, has served as a director of the Company since May 2000. With experience in finance, including venture capital investments, Mr. Ribotti has held various management positions in the telecommunications sector. Since August 1999, Mr. Ribotti has been a manager at CDP Capital Communication, a subsidiary of the Caisse de depot et placement du Quebec that invests in companies actively operating in the communications field. From January 1997 to August 1999, Mr. Ribotti was Director of Business Investments at Bell Emergis/BCE Capital. From January 1995 to January 1997, Mr. Ribotti was the Associate Director-Finance at Bell Canada.

    Mr. Ribotti is on the board of directors of many other companies in Quebec and elsewhere in Canada.

    DIDIER BENCHIMOL, 42, has served as director of the Company since March 20, 2002. Mr. Benchimol has served as Senior Partner at CDP Technology Ventures since July 2002. Mr. Benchimol held the position of Chairman and CEO of iMediation from November 1998 to June 2002. From January 1995 to November 1998, Mr. Benchimol served as Vice President & General Manager of Netscape Communications EMEA.

    MATTHEW CARSON, 44, has served as the Company's Vice President Finance and Chief Financial Officer since June 2001. From November 1998 to May 2001,
Mr. Carson was employed by MDP Worldwide Entertainment Inc., a film production and distribution company where he held the position of Vice President, Finance, and Chief Financial Officer.

    From November 1997 to November 1998, Mr. Carson was Vice President, Business Development, for BHVR Communications Inc. a communications company, where his responsibilities included identifying and coordinating merger and acquisition opportunities. Prior to 1997, Mr. Carson worked with Ernst & Young LLP, where he was appointed to Partner of its Corporate Finance Group in 1993.

    LINDA KOMORSKY, 58, has served as the Company's Vice-President, Business Affairs, Music Rights and Licenses since March 1998. Ms. Komorsky, who is based in Los Angeles, has in excess of 25 years experience in the music industry where she has held several senior positions with diverse responsibilities at national and international levels. Most recently, from February 1991 to September 1997, she served on the worldwide management committee of BMG Music Publishing International, as Vice President, International Acquisitions and Marketing. Reporting directly to the chief executive officer, Ms. Komorsky had specific responsibilities with respect to the strategic growth of BMG Music Publishing at a worldwide level.

    DAN MCALLISTER, 38, has served as Vice President Coin-Operated Sales since March 15, 2002. Mr. McAllister had previously served as the Director of Sales for the Company since August of 1997. In this position he was responsible for developing and implementing a field sales and sales support team.

    Mr. McAllister received his BS from Babson College in Wellesley, Massachusetts.

(b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The reporting persons Matthew Carson, John Perrachon and Dan McAllister filed neither Form 3 upon becoming a reporting person of the Company nor Form 4 to reflect the stock options granted to them. Such reporting persons, also, did not file Form 5 within the prescribed time. The Form 5 of these reporting persons were filed in March 2003. Matthew Carson, John Perrachon and Dan McAllister do not own, directly or indirectly, any of the Company's Common Stock or Preferred Stock.

ITEM 10.  EXECUTIVE COMPENSATION

(a) SUMMARY COMPENSATION TABLE

    The Summary Compensation Table below shows, for the years 2000 through 2002 (except as otherwise noted), the compensation paid or awarded to Mr. Perrachon, President and Chief Executive Officer, and the four other executive officers of the Company who were employed by the Company as of December 31, and whose total annual salary and bonus for the fiscal year ended December 31, 2002 ("FISCAL 2002") exceeded $100,000 (collectively, the "NAMED EXECUTIVES").

-----------------------------------------------------------------------------------------------------------
                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                  ANNUAL COMPENSATION          SECURITIES
                                              ----------------------------     UNDERLYING       ALL OTHER
                                    FISCAL        SALARY          BONUS       OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR          ($)             ($)        (# OF SHARES)       ($)**
-----------------------------------------------------------------------------------------------------------
John B. Perrachon                    2002       148,077(1)         --          1,500,000           --
President and                        2001           --             --              --              --
Chief Executive Officer              2000           --             --              --              --
-----------------------------------------------------------------------------------------------------------
Tony Mastronardi(4)                  2002     184,598 CDN          --              --          14,703 CDN
Executive Vice President,            2001     150,000 CDN          --            250,000       12,423 CDN
Business Development and             2000     150,000 CDN          --             51,000*      12,423 CDN
Marketing
-----------------------------------------------------------------------------------------------------------
Linda Komorsky                       2002       187,523(2)         --                             5,400
Vice President, Business Affairs,    2001        150,000           --              --             7,200
Music Rights and Licenses            2000        150,000         40,000          253,000(5)*      7,200
-----------------------------------------------------------------------------------------------------------
Matthew Carson                       2002     173,355 CDN      20,000 CDN          --             2,790
Vice President, Finance, CFO         2001     102,084 CDN(3)       --            175,000           --
                                     2000           --             --              --              --
-----------------------------------------------------------------------------------------------------------
Dan McAllister                       2002        102,344         36,230            --             6,000
Vice President,                      2001        105,300           --             15,000           --
Coin-Operated Sales                  2000        118,865           --            109,550           --
-----------------------------------------------------------------------------------------------------------

* Options originally granted in 1998 and 1999 were cancelled and reissued on April 19, 2000 under the 2000 Plan. The exercise price and terms of the options granted under the 2000 Plan are the same as the exercise price and terms of the options cancelled.

** Other compensation relates to automobile benefits and /or insurance for executives.

(1) Mr. Perrachon's employment with the Company began on June 10, 2002

(2) Includes a severance payment of $75,000 paid to Ms. Komorsky in respect of her previous employment agreement. Ms. Komorsky has been subsequently rehired and has entered into a new employment agreement (see Item 10
    (c) below)

(3) Mr. Carson's employment with the Company began on June 1, 2001

(4) Mr. Mastronardi also served as Chief Executive Officer until June 10, 2002

(5) These options have been cancelled.

STOCK OPTIONS

    The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during fiscal 2002 to the Named Executives.

               INDIVIDUAL OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------
                                                   PERCENTAGE OF
                              NUMBER OF          TOTAL OPTIONS/SARS
                        SECURITIES UNDERLYING   GRANTED TO EMPLOYEES      EXERCISE PRICE
                            OPTIONS/SAR'S          IN FISCAL 2002           PER SHARE
NAME                           GRANTED                  (%)                    ($)              EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------
John B. Perrachon             1,500,000                 99%                   $0.40               June 2012
------------------------------------------------------------------------------------------------------------------

    The following table summarizes certain information regarding outstanding options held by the Named Executives as of December 31, 2002.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------
                                                            NUMBER OF               VALUE OF UNEXERCISED
                                                      SECURITIES UNDERLYING       IN-THE-MONEY OPTIONS/SARS
                                                    UNEXERCISED OPTIONS/SARS         AT FISCAL YEAR END
                          SHARES        VALUE          AT FISCAL YEAR END                  ($)(1)
                        ACQUIRED ON    REALIZED    ---------------------------   ---------------------------
NAME                     EXERCISE        ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------
John B. Perrachon           --           --           --           1,500,000                 **
------------------------------------------------------------------------------------------------------------
Tony Mastronardi            --           --          113,500         187,500                 **
------------------------------------------------------------------------------------------------------------
Linda Komorsky              --           --           --             --                      **
------------------------------------------------------------------------------------------------------------
Matthew Carson              --           --           43,750         131,250                 **
------------------------------------------------------------------------------------------------------------
Dan McAllister              --           --           87,050          37,500                 **
------------------------------------------------------------------------------------------------------------

(1) Value is calculated as the difference between the fair market value of a share of Common Stock on December 31, 2002 ($0.34 per share) and the exercise price of the options.

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

    Mr. Desjardins received additional fees of $88,200 CDN during the year 2002 for services rendered as Chairman of the Board the Company for the year 2001 and 2002.

    Mr. Schoenfeld received additional fees of $19,300 during the year 2002 for consulting services rendered to the Company.

    Mr. Nathan received additional fees of $93,500 CDN during the year 2002 for consulting services rendered to the Company.

(c) EMPLOYMENT AGREEMENTS

    John Perrachon

    On June 10, 2002, the Company entered into an employment agreement with Mr. Perrachon as the Company's President and Chief Executive Officer.

    The employment agreement provides for a base salary of $275,000. Depending upon his performance and that of the Company, Mr. Perrachon will be eligible for an annual bonus of up to 100% of his base salary. In addition, Mr. Perrachon was granted options to purchase an aggregate of 1,500,000 shares of Common Stock at $0.40 per share with 500,000 vesting at June 10, 2003 and the balance vesting at the rate of 125,000 options quarterly over the subsequent two years.
Mr. Perrachon's employment is terminable at any time by either party upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Mr. Perrachon severance equal to 12 months of his base salary.

    Tony Mastronardi

    Effective January 1, 2003, the Company entered into an employment agreement with Mr. Mastronardi as the Company's Executive Vice President, Business Development and Marketing.

    The employment agreement provides for a base salary of $180,000 CDN. Depending upon his performance and that of the Company, Mr. Mastronardi will be eligible for an annual bonus of up to 45% of his base salary. Mr. Mastronardi's employment is terminable at any time by either party upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Mr. Mastronardi severance equal to 12 months of his base salary.

    Guy Nathan

    Effective January 1, 2003, the Company entered into an employment agreement with Mr. Nathan as the Company's Executive Vice President, Technology.

    The employment agreement provides for a base salary of $170,000 CDN. Depending upon his performance and that of the Company, Mr. Nathan will be eligible for an annual bonus of up to 45% of his base salary. Mr. Nathan's employment is terminable at any time by either party upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Mr. Nathan severance equal to 12 months of his base salary.

    Linda Komorsky

    On August 19, 2002, the Company entered into an employment agreement with Ms. Komorsky as the Company's Vice President, Business Affairs.

    The employment agreement provides for a base salary of $150,000. Depending upon her performance and that of the Company, Ms. Komorsky will be eligible for an annual bonus of up to 30% of her base salary. Ms. Komorsky's employment is terminable at any time by either party upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Ms. Komorsky severance equal to 3 months of her base salary.

    Matthew Carson

    On June 1, 2001, the Company entered into an employment agreement with Mr. Carson as the Company's Vice President and Chief Financial Officer.

    The employment agreement provides for a base salary of $175,000 CDN. Depending upon his performance and that of the Company, Mr. Carson will be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Carson was granted options to purchase an aggregate of 175,000 shares of Common Stock at $1.15 per share vesting at the rate of 43,750 shares on June 1 of each of the four years commencing in the year 2002. Mr. Carson's employment is terminable at any time by either party upon three months prior written notice to the

Company. In the event of termination by the Company without cause, the Company shall pay Mr. Carson severance equal to 9 months of his base salary.

    Dan McAllister

    On May 24, 2002, the Company entered into an employment agreement with Mr. McAllister as the Company's Vice President Coin-Operated Sales.

    The employment agreement provides for a base salary of $100,000. Depending upon his performance and that of the Company, Mr. McAllister will be eligible for monthly, quarterly and annual bonuses. Mr. McAllister's employment is terminable at any time by either party upon three months prior written notice to the Company. In the event of termination by the Company without cause, the Company shall pay Mr. McAllister severance equal to 6 months of his base salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Equity Compensation plan table from Item 5 of this Annual Report is incorporated herein by reference. The following table sets forth information as of March 28, 2003 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company's voting securities of: (i) each of the Company's directors; (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock or the Voting Preferred Stock;
(iii) each of the Named Executives; and (iv) all current directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                          NUMBER OF SHARES BENEFICIALLY OWNED DIRECTLY OR INDIRECTLY
                                        --------------------------------------------------------------
                                               COMMON           VOTING PREFERRED     TOTAL NUMBER OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER            STOCK               STOCK(1)        VOTING SECURITIES     CLASS(*)
------------------------------------    ---------------------   -----------------   ------------------   ----------
CURRENT DIRECTORS

John B. Perrachon.....................      --                      --                    --                **
45 Mayhew
Larchmont, NY
10538-2740

Tony Mastronardi......................   10,507,680(2)(3)(4)(13)     --                 10,507,680          25.7%
4973 Felix-McLearnan
Pierrefonds, Quebec H8Y 3L2

Guy Nathan(16)........................   10,394,010(2)(3)(13)       --                  10,394,010          25.6%
80 Berlioz, Apt. 1106
Nun's Island, Quebec H3E 1N9

Joel Schoenfeld.......................       20,000(9)              --                      20,000          **
1177 High Ridge Road
Stamford, CT 06905

Hubert Manseau........................      --                      --                    --                --
c/o Societe Innovatech du Grand
  Montreal
Grand Montreal
2020 University Street,
Suite 1527
Montreal, Quebec
H3A 2A5

                                          NUMBER OF SHARES BENEFICIALLY OWNED DIRECTLY OR INDIRECTLY
                                        --------------------------------------------------------------
                                               COMMON           VOTING PREFERRED     TOTAL NUMBER OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER            STOCK               STOCK(1)        VOTING SECURITIES     CLASS(*)
------------------------------------    ---------------------   -----------------   ------------------   ----------
Roland Ribotti........................      --                      --                    --                --
c/o CDP Capital Communications
1000, place Jean-Paul Riopelle
Montreal, Quebec
H2Z 2B3

Pierre Desjardins.....................       54,400(9)              --                      54,400          **
700 Marie Le-Ber Road,
Apt. 201
Nun's Island, Quebec
H3E 1P2

Didier Benchimol......................      --                      --                    --                --
c/o CDP Capital Ventures
128 rue du Faubourg
Saint Honore
75008 Paris France

5% BENEFICIAL OWNERS

Tonino Lattanzi.......................   10,737,714(2)(3)(5)(13)     --                 10,737,714          26.3%
12 Rue Dubois
Clamart 92140 France

CDP Capital Technologies..............      --                   11,457,996(6)(13)      12,569,107          30.8%
1000, place Jean-Paul Riopelle
Montreal, Quebec
H2Z 2B3

Societe Innovatech du Grand                 --                    3,608,186(7)(13)       3,608,186           8.8%
  Montreal............................
2020 University Street
Montreal, Quebec H3A 2A5

CDP Capital Communications............      --                    6,666,667(8)(13)      10,000,000          24.5%
1000, place Jean-Paul Riopelle
Montreal, Quebec
H2Z 2B3

Techno Expres.........................   10,001,090(2)(13)          --                  10,001,090          24.5%
36 rue du Marche
Alfortville, 94140 France

NAMED EXECUTIVES(10)

Linda Komorsky........................      --                      --                    --                **
1600 South Rexford Drive
Los Angeles, CA 90035

Matthew Carson........................       43,750(11)             --                      43,750          **
105 Jasper
Town of Mount Royal, Quebec
H3P 1K1

                                          NUMBER OF SHARES BENEFICIALLY OWNED DIRECTLY OR INDIRECTLY
                                        --------------------------------------------------------------
                                               COMMON           VOTING PREFERRED     TOTAL NUMBER OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER            STOCK               STOCK(1)        VOTING SECURITIES     CLASS(*)
------------------------------------    ---------------------   -----------------   ------------------   ----------
Dan McAllister........................       87,050(12)             --                      87,050          **
702 Randolph Avenue
Fort Washington, PA
19034

ALL CURRENT DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (10 PERSONS)....   10,692,880                 --                  10,692,880          26.2%

------------

* The Common Stock and Voting Preferred Stock vote together as a single class. Percentage amounts based on all outstanding Common Stock, Series A Preferred Stock, Series B Preferred Stock and options to purchase Common Stock which are exercisable within 60 days of March 28, 2003.

**  Less than 1%.

(1) Voting Preferred Stock includes both Series A Preferred Stock and Series B Preferred Stock. The holders of each share of Voting Preferred Stock are entitled to a number of votes equal to the number of full shares of Common Stock that can be acquired upon conversion of such Voting Preferred Stock.

(2) Messrs. Mastronardi, Nathan and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, Alfortville 94140 France, which owns 10,001,920 shares of Common Stock, which represents approximately 68.4% of the total number of shares of Common Stock outstanding, and approximately 24.5% of the total number of the Company's outstanding voting securities. These 10,001,920 shares of Common Stock are subject to the Voting Trust and Limited Shareholders Agreement, dated May 18, 2000, discussed below in footnote 14 to this beneficial ownership table and in Item 12, "Certain Relationships and Related Transactions."

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

(4) Includes options to purchase 113,500 shares of Common Stock that are exercisable within 60 days of March 28, 2003.

(5) Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy. Neturba SRL holds 14,666 shares of Common Stock.

(6) Represents 9,235,774 shares of Series A Preferred Stock and 2,222,222 shares of Series B Preferred Stock held by CDP Capital Technologies. The Series A Preferred Stock is convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 28, 2003. The Series B Preferred Stock is convertible into 3,333,333, shares of Common Stock.

(7) Represents 3,608,186 shares of Series A Preferred Stock held by Societe Innovatech du Grand Montreal that are convertible share for share (subject to certain antidilutive provisions) into Common Stock, at the option of the holder, within 60 days of March 28, 2003.

(8) Represents 6,666,667 shares of Series B Preferred Stock held by CDP Capital Communications that are convertible (subject to certain antidilutive provisions) into 10,000,000 shares of Common Stock, at the option of the holder, within 60 days of March 28, 2003.

(9) Includes options to purchase 20,000 shares of Common Stock that are exercisable with 60 days of March 28, 2003 and 33,400 common shares held directly by Mr. Desjardins.

(10) Other than John B. Perrachon, Tony Mastronardi and Guy Nathan, who are listed in the chart as Directors or 5% Beneficial Owners, respectively.

(11) Includes options to purchase 43,750 shares of Common Stock that are exercisable within 60 days of March 28, 2003.

(12) Includes options to purchase 87,050 shares of Common Stock that are exercisable within 60 days of March 28, 2003.

(13) These shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock are subject to a Voting Trust and Limited Shareholders Agreement, dated May 18, 2000, among Techno Expres, CDP Capital Technologies, Societe Innovatech du Grand Montreal, CDP Capital Communications and the Company. For more information regarding this Voting Trust and Limited Shareholders Agreement, please see the discussion below in
    Item 12, "Certain Relationships and Related Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Transactions with 5% Beneficial Owners

    The Company entered into a Voting Trust and Limited Shareholders Agreement, dated May 18, 2000 (the "VOTING AGREEMENT"), with Techno Expres, CDP Capital Technologies, Societe Innovatech du Grand Montreal, and CDP Capital Communications (collectively, the "SHAREHOLDERS"). The Shareholders collectively hold 21,732,849 shares of the Voting Preferred Stock, which represents approximately 64.1% of the voting power of the Company's capital stock.

    The voting rights and powers of the Shareholders under the Voting Agreement include, but are not limited to, the following:

    - Selection of Directors: Pursuant to the terms of the Voting Agreement, the Shareholders shall vote their shares of Common Stock and Voting Preferred Stock to ensure that at least seven directors are elected to the Board of Directors of the Company. Generally, of the seven directors:
      (i) three shall be nominees of CDP Capital Technologies, Societe Innovatech du Grand Montreal and CDP Capital Communications (collectively, the "INVESTORS"), so long as the Investors collectively own 15% of the outstanding voting securities of the Company; (ii) two shall be nominees of Techno Expres, so long as Techno Expres owns at least 20% of the outstanding voting securities of the Company; and (iii) the remaining two shall be nominees of such five nominees, but shall not be employees or persons related to or affiliated with shareholders, directors or officers of the Company or of the Investors.

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

    Also, as described above, under Item 1(k), "TouchTunes Digital," and
Item 6(l), "Liquidity and Capital Resources," the Company entered into investment transactions with CDP Capital Technologies, Societe Innovatech du Grand Montreal, and CDP Capital Communications. Note that based upon the number of shares of Common Stock outstanding as of March 28, 2003, upon the exchange
(i) by CDP Capital Technologies and Societe Innovatech du Grand Montreal of their 12,843,960 shares of Series A Preferred Stock into 12,843,960 shares of Common Stock and (ii) by CDP Capital Technologies and CDP Capital Communications of their 8,888,889 shares of Series B Preferred Stock into 13,333,334 shares of Common Stock, CDP Capital

Technologies, Societe Innovatech du Grand Montreal, and CDP Capital Communications will collectively own approximately 55.3% of the outstanding shares of Common Stock.

    Transactions with the Company's Executives

    As described above in Item 10(c), "Employment Agreements," the Company has entered into employment agreements with the Named Executives.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibits listed on the Index of Exhibits of this annual report are filed herewith or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

    (b) The Company did not file any reports on Form 8-K during the last quarter of fiscal year 2002.

ITEM 14.  CONTROLS AND PROCEDURES

    Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure Controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TOUCHTUNES MUSIC CORPORATION

                                               /s/ JOHN PERRACHON
                                               ---------------------------------------------------------
                                               Name: John B. Perrachon
                                               Title: President and Chief Executive Officer
                                               Dated: March 28, 2003

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each of the Directors and/or executive officers of TouchTunes Music Corporation (the "Registrant"), a Nevada corporation, hereby names, constitutes and appoints each of John B. Perrachon and Matthew Carson, with full power of substitution and resubstitution, such person's true and lawful attorney-in-fact and agent, each acting alone, to execute in such person's name, place and stead, in any and all capacities, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission. Such persons hereby ratify and confirm all that each of said attorneys-in-fact and agents, or any substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB has been signed below by the following persons on the 28th day of March 2003 on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                      TITLE
---------                                      -----
             /s/ JOHN PERRACHON
    ------------------------------------       President and Chief Executive Officer
               John Perrachon                    (principal executive officer)

             /s/ MATTHEW CARSON
    ------------------------------------       Vice President, Finance and Chief Financial Officer
               Matthew Carson                    (principal financial and accounting officer)

            /s/ PIERRE DESJARDINS
    ------------------------------------       Chairman of the board
              Pierre Desjardins

           /s/ JOEL M. SCHOENFELD
    ------------------------------------       Director
             Joel M. Schoenfeld

             /s/ HUBERT MANSEAU
    ------------------------------------       Director
               Hubert Manseau

               /s/ GUY NATHAN
    ------------------------------------       Director
                 Guy Nathan

SIGNATURE                                      TITLE
---------                                      -----
             /s/ ROLAND RIBOTTI
    ------------------------------------       Director
               Roland Ribotti

            /s/ TONY MASTRONARDI
    ------------------------------------       Vice Chairman and Director
              Tony Mastronardi

            /s/ DIDIER BENCHIMOL
    ------------------------------------       Director
              Didier Benchimol

                                 CERTIFICATIONS

I, John Perrachon, certify that:

1. I have reviewed this annual report on Form 10-KSB of TouchTunes Music Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOHN PERRACHON
---------------------------------------------
John Perrachon
Chief Executive Officer, President and Director

I, Matthew Carson, certify that:

1. I have reviewed this annual report on Form 10-KSB of TouchTunes Music Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MATTHEW CARSON
---------------------------------------------
Matthew Carson
Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                 ------------------------------------------------------------
         3.1            Second Amended and Restated Articles of Incorporation.
                          Reference is made to Exhibit 3.1 of Company's Quarterly
                          Report on Form 10-QSB, for the quarterly period ended
                          September 30, 2001, filed on November 20, 2001, which
                          Exhibit is incorporated herein by reference.

         3.2            Bylaws. Reference is made to Exhibit 3.1 of the Company's
                          Registration Statement on Form SB-2, filed on June 19,
                          1997, which Exhibit is incorporated herein by reference.

         4.1            Terms of Class A Voting Common Stock, included as part of
                          Exhibit 3.1 of the Company's Quarterly Report on
                          Form 10-QSB, for the quarterly period ended September 30,
                          2001, filed on November 20, 2001, which Exhibit is
                          incorporated herein by reference.

         4.2            Terms of Series A Preferred Stock, included as part of
                          Exhibit 3.1 of the Company's Quarterly Report on
                          Form 10-QSB, for the quarterly period ended September 30,
                          2001, filed on November 20, 2001, which Exhibit is
                          incorporated herein by reference.

         4.3            Terms of Series B Preferred Stock, included as part
                          Exhibit 3.1 of the Company's Quarterly Report on
                          Form 10-QSB, for the quarterly period ended September 30,
                          2001, filed on November 20, 2001, which Exhibit is
                          incorporated herein by reference.

         9.             Voting Trust and Limited Shareholders Agreement, dated
                          May 18, 2000, among CDP Capital, Capital Technologies and
                          TouchTunes Digital Jukebox, Inc. Reference is made to
                          Exhibit 3 of the Company's Form 8-K, filed on June 2,
                          2000, which Exhibit is incorporated herein by reference.

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

        10.2            Jukebox License Agreement with the American Society of
                          Composers Authors and Publishers, Broadcast Music Inc. and
                          SESAC, Inc., dated March 11, 1997. Reference is made to
                          Exhibit 10.18 of Company's Registration Statement on Form
                          SB-2, File No. 333-7006, which Exhibit is incorporated
                          herein by reference.

        10.3            Subscription Agreement for the purchase of 100 Series A
                          Preferred Shares of the Company by the selling
                          Shareholders. Reference is made to Exhibit 6 of Company's
                          Form 8-K for the month of March 1997, which Exhibit is
                          incorporated herein by reference.

        10.4            Company's 2000 Long-Term Incentive Plan. Reference is made to Exhibit 4.3 of the Company's Form S-8 filing, filed on
                          July 17, 2000, which Exhibit is incorporated herein by
                          reference.

        10.5            Subscription Agreement, dated May 18, 2000, among CDP
                          Capital Communications, CDP Capital Technologies and
                          TouchTunes Digital Jukebox, Inc. Reference is made to
                          Exhibit 1 of the Company's From 8-K, filed on June 2,
                          2000, which Exhibit is incorporated herein by reference.

        10.6            Registration Rights Agreement, dated May 18, 2000, among CDP
                          Capital, Capital Technologies and TouchTunes Digital
                          Jukebox, Inc. Reference is made to Exhibit 2 of the
                          Company's Form 8-K, filed on June 2, 2000, which Exhibit
                          is incorporated herein by reference.

        10.7*           OEM Purchase and Development Agreement between TouchTunes
                          Digital Jukebox, Inc. and Bose Corporation, dated June 2,
                          2000, and Amendment No. 1 between TouchTunes Digital
                          Jukebox, Inc. and Bose Corporation, dated August 9, 2000.
                          Reference is made to Exhibit 10.39 of the Company's
                          Quarterly Report on Form 10-QSB, filed on August 14, 2000
                          which Exhibit is incorporated herein by reference.

        10.8            Employment Agreement between TouchTunes Music Corporation
                          and John Perrachon, dated June 10, 2002 which Exhibit is incorporated herein by reference.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                 ------------------------------------------------------------
        10.9            Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Matthew Carson, dated June 1, 2001 which
                          Exhibit is incorporated herein by reference.

        10.10           Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Tony Mastronardi, dated February 27, 2003 which Exhibit is filed herewith.

        10.11           Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Guy Nathan, dated November 25, 2002 which
                          Exhibit is filed herewith.

        10.12           Employment Agreement between TouchTunes Music Corporation
                          and Dan McAllister, dated May 24, 2002 which Exhibit is filed herewith.

        10.13           Employment Agreement between TouchTunes Music Corporation
                          and Linda Komorsky, dated August 19, which Exhibit is filed herewith.

        21.             Schedule of Subsidiaries, which Exhibit is filed herewith.

        23.             Consent of Ernst & Young, LLP, independent auditors for the
                          Company, dated March 4, 2003, which Exhibit is filed
                          herewith.

        24.             Power of Attorney, which is included as part of the
                          signature page of this Form 10-KSB.

        99.1            Summary of International Patent Application for the Digital
                          Jukebox. Reference is made to Exhibit B of Company's
                          Form 10-KSB for the fiscal year ended December 31, 1994,
                          which Exhibit is incorporated herein by reference.

        99.2            CEO Certification Pursuant to 18 U.S.C. Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                          of 2002.

        99.3            CFO Certification Pursuant to 18 U.S.C. Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                          of 2002.

------------

* Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Securities and Exchange Commission has granted.

                       CONSOLIDATED FINANCIAL STATEMENTS
                          TOUCHTUNES MUSIC CORPORATION
                               DECEMBER 31, 2002

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                     INDEX

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................       F-2

Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................       F-3

Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 2002 and 2001............       F-4

Consolidated Statements of Stockholders' Deficiency for the
  years ended December 31, 2002 and 2001....................       F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001................................       F-6

Notes to Consolidated Financial Statements..................       F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of TouchTunes Music Corporation

    We have audited the accompanying consolidated balance sheets of TouchTunes Music Corporation (the "COMPANY") as at December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statement, the Company has incurred recurring operating losses, generated negative cash flows from operations since inception, and has required amendments to its debt covenants which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Montreal, Canada,                                                            ERNST & YOUNG, LLP
March 14, 2003                                                             Chartered Accountants
(except for note 10, as to which the date is
March 28, 2003)

                          TOUCHTUNES MUSIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)

                               AS AT DECEMBER 31
                               (IN U.S. DOLLARS)

                                                                 2002          2001
                                                                   $             $
                                                              -----------   -----------
ASSETS (NOTES 7 AND 8)

CURRENT
Cash and cash equivalents...................................    1,458,094       317,632
Trade accounts receivable (NOTE 19).........................    5,264,655     4,723,251
Other receivables...........................................      159,474       158,155
Inventory...................................................    2,661,591     2,706,707
Prepaid expenses and deposits...............................      968,911       386,329
Current portion of investment in sales-type leases
  (NOTE 3)..................................................    1,390,217     1,229,311
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................   11,902,942     9,521,385
                                                              -----------   -----------
Investment in sales-type leases (NOTE 3)....................    2,869,020     5,377,772
Property, plant and equipment, net (NOTE 5).................    2,456,990     4,177,612
Intangibles (NOTE 6)........................................      555,909       683,695
Other assets................................................      869,735       610,439
                                                              -----------   -----------
                                                               18,654,596    20,370,903
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (NOTE 7)..................................    1,000,000     1,000,000
Accounts payable and accrued liabilities....................    5,226,022     6,551,546
Other liabilities...........................................      --             70,748
Current portion of long-term debt (NOTE 8)..................    1,945,350     2,375,954
Current portion of capital lease obligations (NOTE 9).......       46,183       114,582
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    8,217,555    10,112,830
                                                              -----------   -----------
Long-term debt (NOTE 8).....................................      824,704     3,000,627
Capital lease obligations (NOTE 9)..........................      --             45,820
Unsecured loan from shareholders (NOTE 10)..................    4,265,690     1,591,781
Convertible debentures from principal shareholders
  (NOTE 11).................................................      805,260       --
                                                              -----------   -----------
                                                               14,113,209    14,751,058
                                                              -----------   -----------
SERIES B PREFERRED STOCK, $.001 PAR VALUE (NOTE 13)
Authorized: 10,000,000 shares
Issued & outstanding 8,888,889 (2001 -- 8,888,889)
Redeemable, retractable and convertible
Redeemable at $34,487,672...................................   29,932,173    25,873,575
                                                              -----------   -----------
STOCKHOLDERS' DEFICIENCY (NOTE 14)
Series A preferred stock, $0.001 par value
Authorized: 15,000,000 shares
Issued & outstanding: 12,843,960 (2001 -- 12,843,960).......       12,844        12,844
Class A common stock, $.001 par value
Authorized: 50,000,000 shares
Issued & outstanding: 14,758,644 (2001 -- 14,658,644).......       14,759        14,659
Additional paid-in capital (NOTES 13 AND 14)................   16,805,548    20,763,446
Accumulated deficit.........................................  (42,223,937)  (41,044,679)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY..............................  (25,390,786)  (20,253,730)
                                                              -----------   -----------
                                                               18,654,596    20,370,903
                                                              ===========   ===========

Commitments (NOTES 18 AND 19)
Contingencies (NOTES 1 AND 21)

Approved:

          /s/ JOHN PERRACHON                           /s/ PIERRE DESJARDINS
-------------------------------------          -------------------------------------
               Director                                       Director

                             SEE ACCOMPANYING NOTES

                          TOUCHTUNES MUSIC CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (NOTE 1)

                            YEARS ENDED DECEMBER 31
                               (IN U.S. DOLLARS)

                                                                 2002         2001
                                                                  $             $
                                                              ----------   -----------
REVENUES
Jukebox sales revenues......................................  12,100,279    10,111,709
Music service revenues......................................   7,690,082     4,751,624
Jukebox leasing & financing revenues........................   3,574,014     4,516,079
Gain/loss on disposal.......................................     394,087       102,808
                                                              ----------   -----------
                                                              23,758,462    19,482,220
                                                              ----------   -----------

EXPENSES
Cost of jukebox revenues and direct operating costs.........  13,127,422    11,440,702
Research and development....................................   1,482,952     2,380,005
R&D tax credits (NOTE 11)...................................    (525,000)      --
General and administrative..................................   4,786,313     5,620,508
Sales and marketing.........................................   2,982,453     4,744,731
Interest expense (NOTE 17)..................................   1,239,822     1,135,687
Depreciation and amortization...............................   1,578,106     1,747,351
Foreign exchange losses.....................................       2,844        59,326
Restructuring costs (NOTE 20)...............................     262,808     1,457,714
                                                              ----------   -----------
                                                              24,937,720    28,586,024
                                                              ----------   -----------
NET LOSS AND COMPREHENSIVE LOSS (NOTE 12)...................  (1,179,258)   (9,103,804)
                                                              ----------   -----------
Dividends and accretion of mandatorily redeemable Series B
  preferred stock...........................................   4,058,598     3,550,000
                                                              ----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................  (5,237,856)  (12,653,804)
                                                              ==========   ===========
Per common share (NOTE 15)
BASIC AND DILUTED NET LOSS PER SHARE........................        0.36          0.86
Average number of Class A common stock......................  14,729,477    14,658,644

                             SEE ACCOMPANYING NOTES

                          TOUCHTUNES MUSIC CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                    (NOTE 1)

                            YEARS ENDED DECEMBER 31
                               (IN U.S. DOLLARS)

                                        SERIES A                 CLASS A
                                     PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                  ---------------------   ---------------------    PAID-IN     ACCUMULATED
                                                AMOUNT                  AMOUNT     CAPITAL       DEFICIT        TOTAL
                                    SHARES        $         SHARES        $           $             $             $
                                  ----------   --------   ----------   --------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 2000.....   12,843,960    12,844    14,658,644    14,659    24,313,446   (31,940,875)   (7,599,926)
                                  ----------    ------    ----------    ------    ----------   -----------   -----------
Net loss 2001..................       --         --           --         --           --        (9,103,804)   (9,103,804)
Accretion on Series B preferred
  stock (NOTE 13)..............       --         --           --         --       (3,550,000)      --         (3,550,000)
                                  ----------    ------    ----------    ------    ----------   -----------   -----------
BALANCE, DECEMBER 31, 2001.....   12,843,960    12,844    14,658,644    14,659    20,763,446   (41,044,679)  (20,253,730)
                                  ----------    ------    ----------    ------    ----------   -----------   -----------
Net loss 2002..................       --         --           --         --           --        (1,179,258)   (1,179,258)
Accretion on Series B preferred
  stock (NOTE 13)..............       --         --           --         --       (4,058,598)      --         (4,058,598)
Other (NOTE 14)................       --         --          100,000       100       100,700       --            100,800
                                  ----------    ------    ----------    ------    ----------   -----------   -----------
BALANCE, DECEMBER 31, 2002.....   12,843,960    12,844    14,758,644    14,759    16,805,548   (42,223,937)  (25,390,786)
                                  ==========    ======    ==========    ======    ==========   ===========   ===========

                             SEE ACCOMPANYING NOTES

                          TOUCHTUNES MUSIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 1)

                            YEARS ENDED DECEMBER 31
                               (IN U.S. DOLLARS)

                                                                 2002         2001
                                                                  $            $
                                                              ----------   ----------
OPERATING ACTIVITIES
Net loss....................................................  (1,179,258)  (9,103,804)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Non-cash portion of cost of jukebox revenues and direct
  operating costs...........................................      26,800       --
Unpaid interest on unsecured loan and convertible debentures
  from principal shareholders...............................     679,169       91,781
Depreciation and amortization...............................   1,578,106    1,747,351
Non-cash portion of restructuring costs.....................      --          947,189
Gain on disposition of assets...............................    (146,060)    (102,808)
Gain on disposal of jukeboxes as investment in sales-type
  leases....................................................    (248,027)      --
Changes in operating assets and liabilities:
Accounts and other receivables..............................    (542,723)  (3,143,397)
Prepaid expenses and deposits...............................    (582,582)      66,576
Inventory...................................................      45,116    1,435,044
Other assets................................................    (185,296)      12,830
Proceeds on disposition of sales-type leases................     828,027       --
Investment in sales-type leases.............................   1,767,846    2,558,691
Accounts payable and accrued liabilities....................  (1,325,524)   2,707,743
Income taxes payable........................................      --          (28,453)
                                                              ----------   ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............     715,594   (2,811,257)
                                                              ----------   ----------

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and
  equipment.................................................     662,223       --
Increase in costs of intangibles............................     (74,823)    (295,734)
Purchase of other property, plant and equipment.............    (717,038)     (52,051)
                                                              ----------   ----------
CASH USED IN INVESTING ACTIVITIES...........................     416,362     (347,785)
                                                              ----------   ----------

FINANCING ACTIVITIES
Increase in bank indebtedness...............................      --        1,000,000
Increase in other liabilities...............................      --           70,748
Repayment of other liabilities..............................     (70,748)    (144,071)
Repayment of capital lease obligations......................    (114,219)    (196,019)
Proceeds from unsecured loan from principal shareholders....   2,000,000    1,500,000
Proceeds from convertible debentures from principal
  shareholders..............................................     800,000       --
Repayment of long-term debt.................................  (2,606,527)  (3,123,240)
                                                              ----------   ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............       8,506     (892,582)
                                                              ----------   ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   1,140,462   (4,051,624)
Cash and cash equivalents, beginning of year................     317,632    4,369,256
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   1,458,094      317,632
                                                              ==========   ==========

SUPPLEMENTARY INFORMATION
Interest paid...............................................     508,565      989,578
                                                              ----------   ----------

                             SEE ACCOMPANYING NOTES

                          TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

    The consolidated financial statements of TouchTunes Music Corporation (the "COMPANY") have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Accordingly, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue its business in the normal course.

    Certain conditions and events cast doubt upon the validity of this assumption. The Company has incurred recurring operating losses and in prior years negative cash flow from operations which required the Company to raise additional financing and to obtain amendments to its debt covenants. During the last quarter of 2001, and the first quarter of 2002, the Company undertook a significant restructuring of its operations in order to reduce its ongoing operating costs. In addition, the Company's revenues are expected to benefit from the introduction of new products and applications in the market place. The Company expects to repay its debts as they become due and remain in compliance with its debt covenants.

    The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, maintain positive cash flows from operations, renew its line of credit as appropriate, obtain the continued support of its principal stockholders and repay its debts as they become due.

    The outcome of these matters cannot be predicted at this time.

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

    PROPERTY, PLANT AND EQUIPMENT

    Jukeboxes are acquired and assembled by the Company for leasing or sale to its customers. Jukeboxes acquired for leasing under operating leases and jukeboxes test units are depreciated on a straight-line basis over an estimated economic life of five years, commencing with commercial operation of the jukeboxes. Other property, plant and equipment, including items financed through capital leases, are recorded at cost.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation is provided on the following basis:

    Furniture and equipment..........  20% declining balance
    Vehicles.........................  20% declining balance
    Computer equipment...............  30% declining balance and straight-line over 5 years
    Computer software................  30% declining balance
    Computer operating system........  Straight-line over 5 years
    Digitized music library..........  Straight-line over 5 years
    PC sound card rights.............  Straight-line over 5 years
    Jukeboxes for promotion or         Straight-line over 5 years
      testing........................
    Leasehold improvements...........  Term of lease

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

    ADVERTISING COSTS

    The Company expenses the costs of advertising as incurred. Advertising expense for the year was $371,000 (2001 -- $533,000).

    CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    INTANGIBLES

    PATENTS

    Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution.

    The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 2002, legal costs of approximately $74,000 (2001 -- $280,000) were capitalized.

    ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR
     INTERNAL USE

    As required under the SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the AICPA in March 1998, the Company is capitalizing its qualifying internal and external costs incurred for the development of internally used software during the application development stage. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred.

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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    During 2001, the Company recognized revenue on the sale of jukeboxes when the product was received by the customer. In 2002 the sale of jukeboxes are recognized when the jukebox is shipped to reflect the evolution of the Company's business model. The Company further provides for the estimated cost of product warranties as described below. Shipping and handling costs are included in the cost of jukebox revenues and direct operating costs. Revenues generated from music service contracts and operating leases is recognized as the services are performed.

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

    As at December 31, 2002, the Company's warranty provision amounted to $450,000 (2001 -- $618,500).

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

    SALES OF FINANCE RECEIVABLES

    Transfers of finance receivables are recognized as sales when the Company is deemed to have surrendered control over these assets and consideration other than beneficial interests in the transferred assets was reeived. When the transfer is considered a sale, the Company derecognizes all assets sold, recognizes at fair value of significant assets received and the liabilities incurred and records the gain or loss on the sale in other income. Such gain or loss depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Quotes are generally not available for retained interests the Company generally estimates fair values based on the present value of future expected cash flows using Management's best estimates for rate of prepayment and discount rates commensurate with the risks involved.

    STOCK-BASED COMPENSATION

    SFAS No 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors, pursuant to which a fixed number of Class A common stock will be issued upon exercise, using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

    Options pursuant to which a variable number of Class A common stock will be issued upon exercise are accounted for under the variable accounting method pursuant to APB25 and related interpretations.

    BUSINESS SEGMENTS

    As at December 31, 2002, the Company is managed as one business segment and, as such, the Company has determined that it does not have separately reportable operating segments.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company maintains offices in both the U.S. and Canada. For the period ended December 31, 2002, all of the Company's revenue was earned in the U.S. and $2,526,558 the Company's assets were held in Canada, with the balance held in the U.S.

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

    Effective July 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and effective January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets.

    Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The adoption of these standard had no impact on the Company's financial position or results of operations.

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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMPARATIVE FIGURES

    Certain figures in the 2001 financial statements have been reclassified to conform with the presentation used in 2002.

3.  INVESTMENT IN SALES-TYPE LEASES

    Total minimum lease payments to be received under the sales-type leases are as follows:

                                                                    2002        2001
                                                                      $           $
                                                                  ---------   ---------
    Gross lease payments to be received.........................  5,555,600   9,918,757
    Less: Unearned interest income at 25%.......................  1,296,363   3,311,674
                                                                  ---------   ---------
    Investment in sales-type leases.............................  4,259,237   6,607,083
    Less: Current portion.......................................  1,390,217   1,229,311
                                                                  ---------   ---------
                                                                  2,869,020   5,377,772
                                                                  =========   =========

    As at December 31, 2002, payments to be received by year are as follows:

                                                                      $
                                                                  ---------
    2003........................................................  2,246,800
    2004........................................................  2,232,600
    2005........................................................  1,076,200
                                                                  ---------
                                                                  5,555,600
                                                                  ---------

    During the year the Company sold $580,000 of sales type leases for gross proceeds of $828,027 to a third party. The Company did not retain any material interest in the receivable transferred.

4.  JUKEBOXES UNDER OPERATING LEASES

    Total minimum lease payments receivable under jukebox operating leases are as follows:

                                                                      $
                                                                  ---------
    2003........................................................  1,813,458
    2004........................................................    932,259
    2005........................................................     57,615
                                                                  ---------
                                                                  2,803,332
                                                                  =========

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                                ACCUMULATED
                                                                     COST       DEPRECIATION       NET
                                                                       $             $              $
                                                                  -----------   ------------   -----------
    2002
    JUKEBOXES FOR LEASING.......................................   2,633,526     1,821,498        812,028
    COMPUTER EQUIPMENT..........................................   1,248,002       926,629        321,373
    COMPUTER SOFTWARE...........................................     488,288       348,556        139,732
    LEASEHOLD IMPROVEMENTS......................................      83,653        33,755         49,898
    JUKEBOX TEST UNITS..........................................     223,836       153,591         70,245
    DIGITIZED MUSIC LIBRARY.....................................   1,053,811       539,591        514,220
    PC SOUND CARD RIGHTS........................................     323,823       265,261         58,562
    FURNITURE AND EQUIPMENT.....................................     326,873       190,252        136,621
    JUKEBOXES FOR PROMOTION.....................................     289,455       219,014         70,441
    COMPUTER OPERATING SYSTEM...................................     360,000       360,000         --
    COMPUTER EQUIPMENT UNDER CAPITAL LEASE......................   1,037,075       866,607        170,468
    VEHICLES....................................................     198,386        84,984        113,402
                                                                   ---------     ---------      ---------
                                                                   8,266,728     5,809,738      2,456,990
                                                                   =========     =========      =========
    2001
    Jukeboxes for leasing.......................................   3,560,143     1,692,408      1,867,735
    Computer equipment..........................................   1,223,446       789,342        434,104
    Computer software...........................................     478,633       294,486        184,147
    Leasehold improvements......................................      81,948        25,698         56,250
    Jukebox test units..........................................     224,814       109,216        115,598
    Digitized music library.....................................     964,457       344,060        620,397
    PC sound card rights........................................     326,030       201,863        124,167
    Furniture and equipment.....................................     327,917       157,179        170,738
    Jukeboxes for promotion.....................................     266,109       137,874        128,235
    Computer operating system...................................     360,000       360,000         --
    Computer equipment under capital lease......................   1,034,758       676,530        358,228
    Vehicles....................................................     178,023        60,010        118,013
                                                                   ---------     ---------      ---------
                                                                   9,026,278     4,848,666      4,177,612
                                                                   =========     =========      =========

6.  INTANGIBLES

                                                                                 ACCUMULATED
                                                                      COST       DEPRECIATION       NET
                                                                       $              $              $
                                                                  ------------   ------------   ------------
    2002
    PATENTS.....................................................   1,906,780      1,350,871       555,909
                                                                   =========      =========       =======
    2001
    Patents.....................................................   1,832,544      1,148,849       683,695
    Goodwill....................................................     262,155        262,155        --
                                                                   ---------      ---------       -------
                                                                   2,094,699      1,411,004       683,695
                                                                   =========      =========       =======

7.  BANK INDEBTEDNESS

    The Company's bank indebtedness consists of an operating line of credit (the "LINE OF CREDIT") in the amount of $1 million. The collateralization provided to the Bank by the Company on the Line of Credit and the loans described in note 8 was in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the Bank plus 1.25%, representing a rate of 6.00% as at December 31, 2002 [DECEMBER 31, 2001 -- 6.50%] and is renewable on
    April 30, 2003. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

8.  LONG-TERM DEBT

    Long-term debt at December 31 consists of the following:

                                                                                           2002           2001
                                                                       MATURITY              $             $
                                                                  -------------------   -----------   ------------
    CED Term Loan (C$194,444) (i)...............................                2004       123,066       226,759
    Jukebox Term Loan (ii)......................................         2003 - 2004     2,646,988     5,149,822
                                                                                         ---------     ---------
                                                                                         2,770,054     5,376,581
    Less: Current portion.......................................                         1,945,350     2,375,954
                                                                                         ---------     ---------
                                                                                           824,704     3,000,627
                                                                                         =========     =========

    Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on past, present and future assets of the Company. The terms of the loans are as follows:

    (i) The CED is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate of the bank plus 3.50%, representing a rate of 8.00% as at December 31, 2002 (December 31, 2001 -- 7.5%). Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $8,790 ($13,889 CDN). The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $316,455 ($500,000 CDN) on all moveable property.

    (ii) The Jukebox term loan facility (the "JUKEBOX TERM LOAN") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.30% as at December 31, 2002 (December 31, 2001 -- 7.8%).
         Additional compensation must be paid to the Bank each year equal to 0.5% of the Company's annual gross revenues. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility must be paid in full by November 2004.

    The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit described in note 7 contains covenants, including requirements that the Company maintain a minimum net shareholders' equity and a minimum debt to equity ratio. As at December 31, 2002 the Company was in compliance with these covenants.

    The principal payments of long-term debt are as follows:

                                                                      $
                                                                  ---------
    2003........................................................  1,945,350
    2004........................................................    824,704
                                                                  ---------
                                                                  2,770,054
                                                                  =========

9.  CAPITAL LEASE OBLIGATIONS

    Future minimum lease payments due under the capital leases are as follows:

                                                                      $
                                                                  ---------
    2003........................................................   46,857
    Less: Interest portion at rates varying between 3.3% and
      11.7%.....................................................      674
                                                                   ------
    Capital lease obligation....................................   46,183
    Less: Current portion.......................................   46,183
                                                                   ------
                                                                    --
                                                                   ======

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

10. UNSECURED LOAN FROM PRINCIPAL SHAREHOLDERS

    In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5 million. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3 million and $2 million, respectively. As of December 31, 2002, $3.5 million had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes"), excluding accrued interest of $0.8 million thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

    On December 20, 2002, the Company issued convertible debentures ("Debentures") to two principal stockholders, namely CDP Capital Communications and CDP Capital Technologies, for a principal amount of $400,000 each, bearing interest at 20% per annum and maturing on June 30, 2003, provided the Company enter into a debenture subscription agreement by January 6, 2003. Unless repaid in full at maturity, or earlier upon the occurrence of an event of default, the Debentures are convertible at the option of CDP Capital Communications and CDP Capital Technologies into Series B preferred shares at a conversion price of $0.50 per share.

    As a result of on-going negotiations aimed at recapitalizing the Company by way of conversion of all of these principal stockholders' loans and the Company's retractable Series B Preferred Stock into permanent capital stock, the Unsecured Loan Facility agreement and the Debentures' subscription agreement had not been executed as initially contemplated by December 31, 2002 and January 6, 2003, respectively.

    On March 28, 2003, CDP Capital Communications and CDP Capital Technologies reconfirmed that the requirements to execute the Unsecured Loan Facility agreement in regard to the CDP Notes were effectively waived on a timely basis. Moreover, CDP Capital Communications and CDP Capital Technologies waived the requirement, under the Debentures, to execute the Debentures' subscription agreement by January 6, 2003 and the Company agreed to enter into a Debentures' subscription agreement on or before June 15, 2003, failure of which will provide CDP Capital Communications and CDP Capital Technologies with repayment and conversion rights. Furthermore, the maturity date under the CDP Notes and the Debentures were extended to April 1, 2004.

11. RESEARCH AND DEVELOPMENT INVESTMENT TAX CREDITS

    The Company is eligible to claim Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the years 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate the reasonable amount of ITC's. During the third quarter 2002 the Company underwent an audit by the relevant taxing authority which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's which should be approved for payment. Accordingly, an amount of approximately $525,000 has been recorded as a reduction of expenses for the year ended December 31, 2002.

12. INCOME TAXES

    There is no provision for income taxes or income tax recovery as the Company has had continuing losses and there is no assurance that there will be future taxable income which might offset the current loss carry forwards.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

12. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           2002                     2001
                                                                  ----------------------   ----------------------
                                                                  NON-U.S.      U.S.       NON-U.S.      U.S.
                                                                     $            $           $            $
                                                                  --------   -----------   --------   -----------
    DEFERRED TAX ASSETS
    Net operating losses........................................    --        11,689,800   454,643     10,721,684
    Capitalized start-up costs..................................    --           328,827     --           767,263
    Excess of tax basis of financing fees over accounting
      values....................................................    9,629        --         21,957        --
    Capital loss carry forwards.................................    --           --         26,478        --
    Accruals and reserves.......................................    5,899        609,909     --           715,050
    Research and development....................................  650,661        --         68,455        --
    Inter-company interest and other............................    --         1,276,738     --           857,494
    Unrealized Foreign Exchange Net Capital Losses..............    --           --        196,969        --
                                                                  --------   -----------   --------   -----------
    TOTAL DEFERRED TAX ASSETS...................................  666,189     13,905,274   768,502     13,061,491
                                                                  ========   ===========   ========   ===========
    DEFERRED TAX LIABILITIES
    Excess of accounting value of property, plant and equipment
      over tax value............................................  211,117        118,331    55,539        179,512
    Investment tax credit.......................................    2,446        --          --           --
    Foreign Exchange............................................    --            87,092     --           106,421
    Other.......................................................    --           --         19,374        --
                                                                  --------   -----------   --------   -----------
    TOTAL DEFERRED TAX LIABILITIES..............................  213,563        205,423    74,913        285,933
                                                                  ========   ===========   ========   ===========
    NET DEFERRED TAX ASSETS (LIABILITIES)
    Deferred tax assets.........................................  666,189     13,905,274   768,502     13,061,491
    Deferred tax liabilities....................................  213,563        205,423    74,913        285,933
                                                                  --------   -----------   --------   -----------
                                                                  452,626     13,699,851   693,589     12,775,558
    Valuation allowance.........................................  (452,626)  (13,699,851)  (693,589)  (12,775,558)
                                                                  --------   -----------   --------   -----------
    NET DEFERRED TAX ASSETS (LIABILITIES).......................    --           --          --           --
                                                                  ========   ===========   ========   ===========

    Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $683,330 (2001 -- $2,892,479) for the year.

    The Company has net operating loss carry forwards of approximately $34,381,000 for U.S. federal income tax purposes. On May 18, 2000, the Company issued shares, which resulted in an ownership change for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's use of its net operating losses which were incurred prior to and including the date of the ownership change will be subject to an annual limitation for subsequent taxation years.

    The net operating losses expire as follows:

                                                                       $
                                                                  -----------
    2006........................................................        1,000
    2009........................................................       28,000
    2010........................................................      290,000
    2011........................................................      246,000
    2012........................................................      842,000
    2018........................................................    2,328,000
    2019........................................................   12,330,000
    2020........................................................    8,511,000
    2021........................................................    8,809,000
    2022........................................................      996,000
                                                                  -----------
                                                                  $34,381,000
                                                                  ===========

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

13. REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

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

    The redemption premium, using an effective rate of 16%, for 2002 was $4,058,598 (2001-$3,550,000) and was recorded as a reduction of paid-in capital. The Company has an option to redeem the Series B preferred stock after June 30, 2002, or earlier, if certain performance targets are met, at a redemption price equal to the face value plus accrued premiums and dividends.

    In the event the Company does not enter into the Debentures' subscription agreement by June 15, 2003, as described in note 10, the conversion price on the Series A preferred stock and Series B preferred stock will be reduced from $1.50 per share to $0.50 per share. This would result in a significant reduction of net income attributable to common stockholders and an increase of the Company's accumulated deficit, with a corresponding increase to paid-in-capital, representing the effect of the beneficial conversion feature.

14. CAPITAL STOCK

    AUTHORIZED

    50,000,000 Class A common shares, $0.001 par value, authorized. Each common share has the right to one vote per share.

    15,000,000 Series A preferred shares, $0.001 par value, authorized. Each share of Series A preferred stock can be converted into one share of Class A common stock at the option of the holder. Each Series A preferred share has the right to one vote per share.

    ISSUED

                                                                   2002     2001
                                                                    $        $
                                                                  ------   ------
    14,758,644 (2001 -- 14,658,644) CLASS A COMMON STOCK........  14,759   14,659
    12,843,960 SERIES A PREFERRED STOCK.........................  12,844   12,844
                                                                  ------   ------
                                                                  27,603   27,503
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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

14. CAPITAL STOCK (CONTINUED)
    SHARE ISSUANCE

    In April 2002, pursuant to an exemption from registration for private placement under Section 4(2) of the Securities Act of 1933, as amended, the Company issued 100,000 shares of Class A Common Stock at a price of $0.51 per share with a value of $51,000 and a part value of $100 to a record label company. In exchange for the issuance of the shares, the record label company agreed to renew the term of their music license agreement with the Company.

    STOCK OPTIONS

    On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan (the "PLAN"), which provides for the grant to employees, directors, officers, consultants and outside contractors of various types of stock options and common stock.

    On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001,
    May 10, 2001 and June 4, 2002 the Board of Directors granted stock options to purchase an aggregate of shares, 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares respectively, of Class A voting common stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years. On December 31, 2002, an aggregate of 4,234,000 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by shareholders on February 8, 2001.

    DIVIDENDS

    No cash dividends were declared or paid by the Company to the stockholders for the past two years. The loan agreements described in notes 7 and 8 requires lender approval before payment of dividends.

15. BASIC AND DILUTED LOSS PER SHARE

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

16. STOCK-BASED COMPENSATION PLANS

    The Company accounts for options granted to employees and directors under the Plan using APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:

                                                                     2002         2001
                                                                      $             $
                                                                  ----------   -----------
    Net loss attributable to common stockholders................  (5,237,856)  (12,653,804)
    Pro Forma loss..............................................  (6,000,841)  (13,229,338)
    Basic and diluted loss per share............................       (0.36)        (0.86)
    Pro Forma basic and diluted loss per share..................       (0.41)        (0.90)

    Additional awards in future years are anticipated.

    The stockholders of the Company have approved the adoption of the Plan which authorizes the granting of stock options (either non-qualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 2,898,166 shares of the Company's common stock to be acquired by the holders of the stock options.

    Under the Plan, non-qualified stock options have been granted to directors and employees for terms of up to four years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 2002, options to purchase 909,528 shares of common stock were exercisable with respect to the Plan (2001 -- 1,695,058).

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

16. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    Option activity during 2002 and 2001 is summarized as follows:

                                                                               WEIGHTED AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                      $               $
                                                                  ----------   ----------------
    2002
    OUTSTANDING, BEGINNING OF YEAR..............................   3,479,038         1.79
    GRANTED.....................................................   1,508,000*        0.40
    EXPIRED/SURRENDERED.........................................  (2,221,038)        1.92
                                                                  ----------         ----
    OUTSTANDING, END OF YEAR....................................   2,766,000         0.97
                                                                  ----------         ----
    EXERCISABLE, END OF YEAR....................................     909,528         1.45
                                                                  ----------         ----
    WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED..............                     0.34
                                                                  ==========         ====
    * Includes 1,500,000 options pursuant to which a variable number of Class A common stock may be issued.

    2001
    Outstanding, beginning of year..............................   2,478,166         2.09
    Granted.....................................................   1,063,630         1.08
    Expired/surrendered.........................................     (62,758)        1.79
                                                                  ----------         ----
    Outstanding, end of year....................................   3,479,038         1.79
                                                                  ----------         ----
    Exercisable, end of year....................................   1,695,058         2.15
                                                                  ----------         ----
    Weighted average fair value of options granted..............                     0.83
                                                                  ==========         ====

    The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                    2002       2001
                                                                     %          %
                                                                  --------   --------
    Average expected life (years)...............................    8.00       8.59
    Risk-free interest rate.....................................    2.23       4.92
    Volatility..................................................    96.8       80.1
    Dividend yield..............................................    0.00       0.00

    In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

    The following table summarizes information with respect to stock options outstanding at December 31, 2002:

                                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                          -------------------------------------------------   ------------------------------
                                                        WEIGHTED AVERAGE
                                            NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
    RANGE OF EXERCISE PRICES              OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
    ------------------------              -----------   ----------------   ----------------   -----------   ----------------
                                                            (months)
    0.3800 - 0.8750.....................   1,509,500          113                0.40           251,375           0.40
    1.0000 - 1.6250.....................     836,630           97                1.22           289,283           1.28
    2.0625 - 2.7800.....................     419,870           87                2.28           368,870           2.31

17. RELATED PARTY TRANSACTIONS

    During 2002, the Company incurred interest expense of $679,169
    (2001 -- $91,781) on the unsecured loan and convertible debentures payable to two principal shareholders: CDP Capital Technologies and CDP Capital Communications.

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

18. COMMITMENTS

    (a) CONTRACT FOR OPERATING LEASES

       The Company occupies office facilities under various operating leases that expire over a period to 2008. Future minimum rentals are as follows.

                                                                      $
                                                                  ---------
    2003........................................................    291,504
    2004........................................................    235,481
    2005........................................................    228,525
    2006........................................................    152,006
    2007........................................................    152,006
    Thereafter..................................................     38,002
                                                                  ---------
                                                                  1,097,524
                                                                  =========

    (b) AGREEMENT WITH PRINCIPAL SUPPLIER

       The Company has provided an inventory security deposit in the amount of $550,000 CDN (2001 -- $750,000 CDN), included in other assets, to the exclusive supplier of jukeboxes for the value of the parts and materials that the supplier must procure to support the purchase orders issued for future delivery. Purchases from this supplier amounted to approximately $4,396,000 for the year ended December 31, 2002 (2001 -- $3,799,970).

19. FINANCIAL INSTRUMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    For the Company's short-term financial instruments, including cash and cash equivalents and accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value due to their short maturities. The carrying value of the bank indebtedness, due to principal shareholders, investment in sales-type leases, capital leases payable and the long-term debt approximates their fair value.

    CREDIT RISK

    The Company sells and leases its products directly to jukebox operators who place the jukeboxes in various locations throughout the United States. Credit is extended based on an evaluation of each operator's financial condition and generally, collateral is not required. Estimated credit losses and returns have been provided for in the consolidated financial statements and have generally been within management's expectations. As at December 31, 2002, the Company has an allowance for doubtful accounts of $1,312,000 (2001 -- $926,000).

    CURRENCY RISK

    As at December 31, 2002, $3,300,016 (2001 -- $ 5,435,903) of the Company's
    consolidated net liabilities were denominated in Canadian dollars. The equivalent Canadian dollar balance as at December 31, 2002 amounted to $5,376,711 (2001 -- $8,656,677).

20. RESTRUCTURING COSTS

    During the first quarter of the year ended December 31, 2002, the Company completed a restructuring of its operations it had begun in the last quarter of 2001 in order to reduce the company's ongoing operating costs. Severance costs attributable to employees terminated as a result of the restructuring totaled approximately $183,000.

21. CONTINGENCIES

    In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company and for unfair competition and interference with contractual relations. A second competitor was joined in the suit as an alleged infringer of the Company's patent. The second competitor has made the same allegations against the Company as the first competitor and is seeking a declaration from the Court that the Company's patent is invalid and unenforceable. The Company believes it has meritorious claims and

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

21. CONTINGENCIES (CONTINUED)
    defenses against the competitor for patent infringement. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

    The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), the Society of European Stage Authors and Composers ("SESAC") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The dispute revolves around the music publishers desire for the Company to negotiate music licensing rights directly with ASCAP, SESAC and BMI as opposed to the Company's current approach of negotiating such rights directly with the publishers. The dispute does not involve the Company's licensing rights to music but the financial terms of these rights.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

    We consent to the use of our report dated March 14, 2003, (except for note 10 as to which the date is March 28, 2003) with respect to the consolidated financial statements of TOUCHTUNES MUSIC CORPORATION as at December 31, 2002 and 2001 and for the years then ended included in this report on Form 10-KSB of TouchTunes Music Corporation to be filed to the Securities and Exchange Commission dated March 31, 2003.

Montreal, Canada                                                              ERNST & YOUNG, LLP
March 31, 2003                                                             Chartered Accountants