Form 10KSB/A
period 2002-12-31
TOUCHTUNES MUSIC CORP
filed 2003-05-02
CIK 894568

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

    Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PURPOSE OF AMENDMENT

    This Amendment No. 1 to Form 10-KSB (this "Amendment") amends the Annual Report on Form 10-KSB (the "Report") for the fiscal year ended December 31, 2002 of TouchTunes Music Corporation filed with the Securities and Exchange Commission on March 31, 2003. This Amendment is filed for the purpose of making corrections to the Exhibit Index, Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and the following documents filed under Item 7 -- Financial Statements: (1) Report of Ernst & Young, LLP, Independent Auditors, (2) Consolidated Balance Sheets as at December 31, 2002 and 2001, (3) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002 and 2001, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and (5) Notes to Consolidated Financial Statements, which documents are hereby amended and restated in their entirety as follows:


ITEM 6:  Management Discussion and Analysis of Financial Condition
           and Results of Operations

ITEM 7:  Financial Statements

EXHIBIT INDEX

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

(b) REVENUES

    Revenues from the Digital Jukeboxes amounted to approximately $23,759,000 for the year ended December 31, 2002, as compared with approximately $19,482,000 for the year ended December 31, 2001. Digital Jukebox sales, leasing and financing revenue amounted to approximately $16,068,000 for the year ended December 31, 2002, as compared with approximately $14,731,000 for the year ended December 31, 2001. Music service revenues amounted to approximately $7,690,000 for the year ended December 31, 2002, as compared with approximately $4,752,000 for the year ended December 31, 2001. The increase in jukebox sales was primarily a result of increased unit sales of Digital Jukeboxes in 2002 as compared to 2001. The Company generated a significant increase in music service revenue in 2002, as a result of the increase in the number of Digital Jukeboxes installed in the Company's digital jukebox network, which generate recurring music service revenues.

(c) COST OF DIGITAL JUKEBOX REVENUES AND DIRECT OPERATING COSTS

    The cost of Digital Jukebox revenues and direct operating costs increased by approximately $1,686,000 from $11,441,000 for the year ended December 31, 2001 to $13,127,000 for the year ended December 31, 2002. The overall increase in the unit sales of Digital Jukeboxes in 2002 resulted in an increase in the cost of Digital Jukebox revenues. Due to the increase in Digital Jukebox revenues, the number of songs played over the Company's digital jukebox network increased, thereby increasing the royalties paid to record labels and publishers. The commissions paid to the Company's distributors also increased as a consequence of the increase in the unit sales of Digital Jukeboxes. These increases were partially offset by reductions in communication costs due to the increased transition by operators from the use of telephone lines to the Internet and reductions in the overall cost of installation and maintenance of jukeboxes.

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

(g) INTEREST EXPENSE

    Interest expense increased by approximately $104,000 or 9% from approximately $1,136,000 for the year ended December 31, 2001 to $1,240,000 for the year ended December 31, 2002. The main sources of funding were the line of credit with the National Bank of Canada, the unsecured loan facility and convertible debentures, both with CDP Capital Technologies and CDP Capital Communications, upon which interest of $48,000, $674,000 and $5,000 were incurred, respectively. During the year the Company drew $2,000,000 on the unsecured loan facility, issued $800,000 in convertible debentures and reimbursed approximately $2,606,000 on the jukebox term loans. The interest on the increase in the borrowings under the unsecured loan facility and the convertible debentures was offset by the overall reduction in the capital amount of the jukebox term loans and the overall decline in interest rates, specifically with respect to the interest rate payable on the Company's jukebox term loans with the National Bank of Canada. For more information regarding the jukebox term loan and line of credit with the National Bank of Canada and the unsecured loan facility with CDP Capital Technologies and CDP Capital Communications, see the discussion below under Item 6(l), "Liquidity and Capital Resources."

(h) DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses decreased by approximately $169,000 or 10% from approximately $1,747,000 for the year ended December 31, 2001 to approximately $1,578,000 for the year ended December 31, 2002. This decrease is primarily attributable to fewer Digital Jukeboxes held by the Company as capital assets as these assets were sold to third parties.

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

---------------------------------------------------------------------------------------------------------------
                                                                   PAYMENTS DUE BY PERIOD
                                              -----------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                              TOTAL          LESS THAN 1 YEAR(1)    MORE THAN 1 YEAR(2)
---------------------------------------------------------------------------------------------------------------
Bank Indebtedness...........................       1,000,000             1,000,000               --
---------------------------------------------------------------------------------------------------------------
Long Term Debt(3)...........................       7,841,004             1,945,350              5,895,654
Capital Lease Obligations...................          46,183                46,183               --
---------------------------------------------------------------------------------------------------------------
Operating Leases............................       1,097,524               291,504                806,020
---------------------------------------------------------------------------------------------------------------
Severance Payments..........................          64,810                64,810               --
---------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations..........      10,049,521             3,347,847              6,701,674
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

                                   SIGNATURE

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TOUCHTUNES MUSIC CORPORATION

                                              /s/ JOHN PERRACHON
                                              --------------------------------------------------
                                              Name:   John B. Perrachon
                                              Title:  President and Chief Executive Officer
                                              Dated:  May 1st, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A has been signed below by the following persons on the 1st day of May 2003 on behalf of the Registrant and in the capacities indicated.

                   SIGNATURE                                   CAPACITIES
                   ---------                      ------------------------------------
               /s/ JOHN PERRACHON
     --------------------------------------       President and Chief Executive Officer
                 John Perrachon                     (Principal Executive Officer)

                                                  Vice President Finance and Chief
               /s/ MATTHEW CARSON                   Financial Officer
     --------------------------------------         (Principal Financial and
                 Matthew Carson                     Accounting Officer)

* Tony Mastronardi, Pierre Desjardins, Joel M.
  Schoenfeld, Hubert Manseau, Didier Benchimol,   Directors
  Guy Nathan, John Perrachon, Roland Ribotti

* By: /s/ MATTHEW CARSON
--------------------------------------
Matthew Carson
ATTORNEY-IN-FACT, PURSUANT TO POWERS OF ATTORNEY
FILED WITH THE REPORT

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

        10.10           Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Tony Mastronardi, dated February 27,
                          2003. Reference is made to Exhibit 10.10 of the Company's
                          Annual Report on Form 10-KSB filed on March 31, 2003,
                          which Exhibit is incorporated herein by reference.

        10.11           Employment Agreement between TouchTunes Digital
                          Jukebox Inc. and Guy Nathan, dated November 25, 2002.
                          Reference is made to Exhibit 10.11 of the Company's Annual
                          Report on Form 10-KSB filed on March 31, 2003, which
                          Exhibit is incorporated herein by reference.

        10.12           Employment Agreement between TouchTunes Music Corporation
                          and Dan McAllister, dated May 24, 2002. Reference is made
                          to Exhibit 10.12 of the Company's Annual Report on
                          Form 10-KSB filed on March 31, 2003, which Exhibit is
                          incorporated herein by reference.

        10.13           Employment Agreement between TouchTunes Music Corporation
                          and Linda Komorsky, dated August 19. Reference is made to
                          Exhibit 10.13 of the Company's Annual Report on
                          Form 10-KSB filed on March 31, 2003, which Exhibit is
                          incorporated herein by reference.

        21.             Schedule of Subsidiaries, which Exhibit is filed herewith.

        23.             Consent of Ernst & Young, LLP, independent auditors for the
                          Company, dated May 1, 2003, which Exhibit is filed
                          herewith.

        24.             Power of Attorney. Reference is made to the Power of
                          Attorney included as part of the signature page of the Company's Annual Report on Form 10-KSB, filed on
                          March 31, 2003, which Power of Attorney is incorporated herein by reference.

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

                       CONSOLIDATED FINANCIAL STATEMENTS
                          TOUCHTUNES MUSIC CORPORATION
                               DECEMBER 31, 2001
                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                     INDEX

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................       F-2

Consolidated Balance Sheets as at December 31, 2002
  and 2001..................................................       F-3

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses since inception, generated negative cash flows from operations except for the year ended December 31, 2002 during which the Company generated positive cash flows from operations, and has required amendments to its debt covenants which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Montreal, Canada,                                                            ERNST & YOUNG, LLP
March 14, 2003                                                             Chartered Accountants
(except for note 10, as to which the date is March 28, 2003)

                          TOUCHTUNES MUSIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)

                               AS AT DECEMBER 31
                               (IN U.S. DOLLARS)

                                                                 2002          2001
                                                                   $             $
                                                              -----------   -----------
ASSETS (NOTES 7 AND 8)

CURRENT
Cash and cash equivalents...................................    1,458,094       317,632
Trade accounts receivable (NOTE 19).........................    5,264,655     4,723,251
Other receivables...........................................      159,474       158,155
Inventory...................................................    2,661,591     2,706,707
Prepaid expenses and deposits...............................      968,911       386,329
Current portion of investment in sales-type leases
  (NOTE 3)..................................................    1,390,217     1,229,311
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................   11,902,942     9,521,385
                                                              -----------   -----------
Investment in sales-type leases (NOTE 3)....................    2,869,020     5,377,772
Property, plant and equipment, net (NOTE 5).................    2,456,990     4,177,612
Intangibles (NOTE 6)........................................      555,909       683,695
Other assets................................................      869,735       610,439
                                                              -----------   -----------
                                                               18,654,596    20,370,903
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (NOTE 7)..................................    1,000,000     1,000,000
Accounts payable and accrued liabilities....................    5,226,022     6,551,546
Other liabilities...........................................      --             70,748
Current portion of long-term debt (NOTE 8)..................    1,945,350     2,375,954
Current portion of capital lease obligations (NOTE 9).......       46,183       114,582
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    8,217,555    10,112,830
                                                              -----------   -----------
Long-term debt (NOTE 8).....................................      824,704     3,000,627
Capital lease obligations (NOTE 9)..........................      --             45,820
Unsecured loans from principal shareholders (NOTE 10).......    5,070,950     1,591,781
                                                              -----------   -----------
                                                               14,113,209    14,751,058
                                                              -----------   -----------
SERIES B PREFERRED STOCK, $.001 PAR VALUE (NOTE 13)
Authorized: 10,000,000 shares
Issued & outstanding 8,888,889 (2001 -- 8,888,889)
Redeemable, retractable and convertible
Redeemable at $34,487,672...................................   29,932,173    25,873,575
                                                              -----------   -----------
STOCKHOLDERS' DEFICIENCY (NOTE 14)
Series A preferred stock, $0.001 par value
Authorized: 15,000,000 shares
Issued & outstanding: 12,843,960 (2001 -- 12,843,960).......       12,844        12,844
Class A common stock, $.001 par value
Authorized: 50,000,000 shares
Issued & outstanding: 14,758,644 (2001 -- 14,658,644).......       14,759        14,659
Additional paid-in capital (NOTES 13 AND 14)................   16,805,548    20,763,446
Accumulated deficit.........................................  (42,223,937)  (41,044,679)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY..............................  (25,390,786)  (20,253,730)
                                                              -----------   -----------
                                                               18,654,596    20,370,903
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
               Director                                       Director

                             SEE ACCOMPANYING NOTES

                          TOUCHTUNES MUSIC CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (NOTE 1)

                            YEARS ENDED DECEMBER 31
                               (IN U.S. DOLLARS)

                                                                 2002         2001
                                                                  $             $
                                                              ----------   -----------
REVENUES
Jukebox sales revenues......................................  12,100,279    10,111,709
Music service revenues......................................   7,690,082     4,751,624
Jukebox leasing & financing revenues........................   3,574,014     4,516,079
Gain/loss on disposal.......................................     394,087       102,808
                                                              ----------   -----------
                                                              23,758,462    19,482,220
                                                              ----------   -----------

EXPENSES
Cost of jukebox revenues and direct operating costs.........  13,127,422    11,440,702
Research and development....................................   1,482,952     2,380,005
R&D tax credits (NOTE 11)...................................    (525,000)      --
General and administrative..................................   4,786,313     5,620,508
Sales and marketing.........................................   2,982,453     4,744,731
Interest expense (NOTE 17)..................................   1,239,822     1,135,687
Depreciation and amortization...............................   1,578,106     1,747,351
Foreign exchange losses.....................................       2,844        59,326
Restructuring costs (NOTE 20)...............................     262,808     1,457,714
                                                              ----------   -----------
                                                              24,937,720    28,586,024
                                                              ----------   -----------
NET LOSS AND COMPREHENSIVE LOSS (NOTE 12)...................  (1,179,258)   (9,103,804)
                                                              ----------   -----------
Dividends and accretion of mandatorily redeemable Series B
  preferred stock...........................................   4,058,598     3,550,000
                                                              ----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................  (5,237,856)  (12,653,804)
                                                              ==========   ===========
Per common share (NOTE 15)
BASIC AND DILUTED NET LOSS PER SHARE........................       (0.36)        (0.86)
Average number of Class A common stock......................  14,729,477    14,658,644

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
                                  ==========    ======    ==========    ======    ==========   ===========   ===========

                             SEE ACCOMPANYING NOTES

                          TOUCHTUNES MUSIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 1)

                            YEARS ENDED DECEMBER 31
                               (IN U.S. DOLLARS)

                                                                 2002         2001
                                                                  $            $
                                                              ----------   ----------
OPERATING ACTIVITIES
Net loss....................................................  (1,179,258)  (9,103,804)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash portion of cost of jukebox revenues and direct
  operating costs...........................................      26,800       --
Unpaid interest on unsecured loans from principal
  shareholders..............................................     679,169       91,781
Depreciation and amortization...............................   1,578,106    1,747,351
Non-cash portion of restructuring costs.....................      --          947,189
Gain on disposition of assets...............................    (146,060)    (102,808)
Gain on disposition of sales-type leases....................    (248,027)      --
Changes in operating assets and liabilities:
Accounts and other receivables..............................    (542,723)  (3,143,397)
Prepaid expenses and deposits...............................    (582,582)      66,576
Inventory...................................................      45,116    1,435,044
Other assets................................................    (185,296)      12,830
Proceeds on disposition of sales-type leases................     828,027       --
Investment in sales-type leases.............................   1,767,846    2,558,691
Accounts payable and accrued liabilities....................  (1,325,524)   2,707,743
Income taxes payable........................................      --          (28,453)
                                                              ----------   ----------
NET CASH FROM OPERATING ACTIVITIES..........................     715,594   (2,811,257)
                                                              ----------   ----------

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and
  equipment.................................................     662,223       --
Increase in costs of intangibles............................     (74,823)    (295,734)
Purchase of other property, plant and equipment.............    (171,038)     (52,051)
                                                              ----------   ----------
NET CASH FROM INVESTING ACTIVITIES..........................     416,362     (347,785)
                                                              ----------   ----------

FINANCING ACTIVITIES
Increase in bank indebtedness...............................      --        1,000,000
Increase in other liabilities...............................      --           70,748
Repayment of other liabilities..............................     (70,748)    (144,071)
Repayment of capital lease obligations......................    (114,219)    (196,019)
Proceeds from unsecured loans from principal shareholders...   2,800,000    1,500,000
Repayment of long-term debt.................................  (2,606,527)  (3,123,240)
                                                              ----------   ----------
NET CASH FROM FINANCING ACTIVITIES..........................       8,506     (892,582)
                                                              ----------   ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   1,140,462   (4,051,624)
Cash and cash equivalents, beginning of year................     317,632    4,369,256
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   1,458,094      317,632
                                                              ==========   ==========

SUPPLEMENTARY INFORMATION
Interest paid...............................................     508,565      989,578
                                                              ----------   ----------

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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT INVESTMENT TAX CREDITS

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

    SALES OF FINANCE RECEIVABLES

    Transfers of finance receivables are recognized as sales when the Company is deemed to have surrendered control over these assets and consideration other than beneficial interests in the transferred assets was received. When the transfer is considered a sale, the Company derecognizes all assets sold, recognizes at fair value of significant assets received and the liabilities incurred and records the gain or loss on the sale in other income. Such gain or loss depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Quotes are generally not available for retained interests the Company generally estimates fair values based on the present value of future expected cash flows using Management's best estimates for rate of prepayment and discount rates commensurate with the risks involved.

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

    Options pursuant to which a variable number of Class A common stock will be issued upon exercise are accounted for under the variable accounting method pursuant to APB 25 and related interpretations.

    STOCK AND WARRANT BASED COMPENSATION

    The Company generally accounts for option and warrant grants to individuals who are non-employees at fair value with a charge to expense.

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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTING PRONOUNCEMENTS

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
                                                                  =========   =========

    As at December 31, 2002, payments to be received by year are as follows:

                                                                      $
                                                                  ---------
    2003........................................................  2,246,800
    2004........................................................  2,232,600
    2005........................................................  1,076,200
                                                                  ---------
                                                                  5,555,600
                                                                  =========

    During the year the Company sold $580,000 of sales type lease receivables for gross proceeds of $828,027 to a third party. The Company did not retain any material interest in the receivables transferred.

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
                                                                   ------
                                                                    --
                                                                   ======

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

10. UNSECURED LOANS FROM PRINCIPAL SHAREHOLDERS

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

    The impact of the conversion of the 12,843,960 Series A preferred shares, the 8,888,889 Series B preferred shares and 250,000 warrants were not included in the computation of the diluted loss per share as the effect would be antidilutive.

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

                          TOUCHTUNES MUSIC CORPORATION

                               DECEMBER 31, 2002
                               (IN U.S. DOLLARS)

16. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    Option activity during 2002 and 2001 is summarized as follows:

                                                                               WEIGHTED AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                      $               $
                                                                  ----------   ----------------
    2002
    OUTSTANDING, BEGINNING OF YEAR..............................   3,479,038         1.79
    GRANTED.....................................................   1,508,000*        0.40
    EXPIRED/SURRENDERED.........................................  (2,221,038)        1.92
                                                                  ----------         ----
    OUTSTANDING, END OF YEAR....................................   2,766,000         0.93
                                                                  ----------         ----
    EXERCISABLE, END OF YEAR....................................     909,528         1.45
                                                                  ----------         ----
    WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED..............                     0.34
                                                                  ==========         ====
    * Includes 1,500,000 options pursuant to which a variable number of Class A common stock may be issued.

    2001
    Outstanding, beginning of year..............................   2,478,166         2.09
    Granted.....................................................   1,063,630         1.08
    Expired/surrendered.........................................     (62,758)        1.79
                                                                  ----------         ----
    Outstanding, end of year....................................   3,479,038         1.79
                                                                  ----------         ----
    Exercisable, end of year....................................   1,695,058         2.15
                                                                  ----------         ----
    Weighted average fair value of options granted..............                     0.83
                                                                  ==========         ====

    The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                    2002       2001
                                                                     %          %
                                                                  --------   --------
    Average expected life (years)...............................    8.00       8.59
    Risk-free interest rate.....................................    2.23       4.92
    Volatility..................................................    96.8       80.1
    Dividend yield..............................................    0.00       0.00

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