Form 10QSB
period 2003-03-31
TOUCHTUNES MUSIC CORP
filed 2003-05-21
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________

                        Commission File No.: 33-55254-447

                          TOUCHTUNES MUSIC CORPORATION
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                                87-0485304
     --------------------------------            ------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

                              1800 E. SAHARA AVENUE
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (702) 792 -7405
                         ------------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 20, 2003, 14,758,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX


                                                                                     PAGE
                                                                                     ----

PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at March 31, 2003
        and December 31, 2002......................................................    1

        Consolidated Statements of Operations and Comprehensive Loss (unaudited)
        for the three-month period ended March 31, 2003 and 2002...................    3

        Consolidated Statements of Cash Flows (unaudited) for the three-month
        period ended March 31, 2003 and 2002.......................................    4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................................   12

Item 3. Controls and Procedures ...................................................   17


PART II - OTHER INFORMATION:

Item 1. Legal Proceedings..........................................................   18

Item 2. Change in Securities.......................................................   18

Item 3. Defaults Upon Senior Securities............................................   18

Item 4. Submission of Matters to a Vote of Security Holders........................   18

Item 5. Other Information..........................................................   18

Item 6. Exhibits and Reports on Form 8-K...........................................   18

Signatures.........................................................................   19

Certifications.....................................................................   20

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended March 31, 2003 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficiency for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

                           CONSOLIDATED BALANCE SHEETS
                                    [NOTE 2]

[In U.S. dollars]                                                             AS AT                    As at
                                                                     MARCH 31, 2003        December 31, 2002
                                                                                  $                        $
-------------------------------------------------------------- --------------------- ------------------------
                                                                        (UNAUDITED)                  (Note*)
ASSETS
CURRENT
Cash and cash equivalents                                                   310,340                1,458,094
Trade accounts receivable                                                 5,378,778                5,264,655
Other receivables                                                           127,484                  159,474
Prepaid expenses and deposits                                             1,022,765                  968,911
Inventory                                                                 2,972,878                2,661,591
Current portion of investment in sales-type leases                        1,186,193                1,390,217
-------------------------------------------------------------- --------------------- ------------------------
TOTAL CURRENT ASSETS                                                     10,998,438               11,902,942
-------------------------------------------------------------- --------------------- ------------------------

Investment in sales-type leases                                           2,076,885                2,869,020
Property, plant and equipment, net                                        2,039,918                2,456,990
Intangibles, net                                                            483,854                  555,909
Other assets                                                                871,916                  869,735
-------------------------------------------------------------- --------------------- ------------------------
                                                                         16,471,011               18,654,596
-------------------------------------------------------------- --------------------- ------------------------
-------------------------------------------------------------- --------------------- ------------------------

* Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]
                                    [NOTE 2]

                                                                              AS AT                  As at
                                                                     MARCH 31, 2003      December 31, 2002
                                                                                  $                      $
--------------------------------------------------------------- -------------------- ----------------------
                                                                        (UNAUDITED)                (Note*)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (note 5)                                                  550,000              1,000,000
Accounts payable and accrued liabilities                                  4,685,567              5,226,022
Current portion of long-term debt (note 5)                                1,683,019              1,945,350
Current portion of capital lease obligations                                 21,171                 46,183
--------------------------------------------------------------- -------------------- ----------------------
TOTAL CURRENT LIABILITIES                                                 6,939,757              8,217,555
--------------------------------------------------------------- -------------------- ----------------------

Long-term debt (note 5)                                                     413,169                824,704
Unsecured loans from principal stockholders (note 6)                      5,325,153              5,070,950
--------------------------------------------------------------- -------------------- ----------------------
                                                                         12,678,079             14,113,209
--------------------------------------------------------------- -------------------- ----------------------

Series B preferred stock, $0.001 par value (note 6)
Authorized: 10,000,000 shares
Issued and outstanding: 8,888,889 shares
Redeemable, retractable and convertible
Redeemable at $34,487,672                                                30,981,663             29,932,173
--------------------------------------------------------------- -------------------- ----------------------

STOCKHOLDERS' DEFICIENCY
Series A preferred stock, $0.001 par value
Authorized: 15,000,000 shares
Issued and outstanding: 12,843,960 shares                                    12,844                 12,844
Class A voting common stock, $0.001 par value
Authorized: 50,000,000 shares
Issued and outstanding: 14,758,644 shares (2002-14,758,644)                  14,759                 14,759
Additional paid-in capital                                               15,756,058             16,805,548
Accumulated deficit                                                     (42,972,392)           (42,223,937)
--------------------------------------------------------------- -------------------- ----------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                          (27,188,731)           (25,390,786)
--------------------------------------------------------------- -------------------- ----------------------
                                                                         16,471,011             18,654,596
--------------------------------------------------------------- -------------------- ----------------------
--------------------------------------------------------------- -------------------- ----------------------

CONTINGENCIES (NOTE 8)

SEE ACCOMPANYING NOTES.

* Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                    [NOTE 2]

[In U.S. dollars]                                          THREE MONTH PERIOD      Three month period
                                                                        ENDED                   ended
                                                               MARCH 31, 2003          March 31, 2002
                                                                            $                       $
---------------------------------------------------- ------------------------- -----------------------
                                                                  (UNAUDITED)             (unaudited)
REVENUES
Jukebox sales revenues                                              3,071,985               2,949,548
Music service revenues                                              2,495,390               1,662,498
Jukebox leasing and financing revenues                                500,306               1,080,060
Gain on disposal of assets and investment in
  sales-type leases                                                   135,800                 220,789
---------------------------------------------------- ------------------------- -----------------------
                                                                    6,203,481               5,912,895
---------------------------------------------------- ------------------------- -----------------------

EXPENSES
Cost of jukebox revenues
  and direct operating costs                                        3,650,523               3,031,741
Research and development                                              668,415                 529,155
General and administrative                                          1,253,070               1,008,106
Sales and marketing                                                   638,759                 539,550
Interest expense                                                      350,492                 261,426
Depreciation and amortization                                         375,291                 441,305
Restructuring cost (note 9)                                                --                 262,808
Foreign exchange losses                                                15,386                  34,607
---------------------------------------------------- ------------------------- -----------------------
                                                                    6,951,936               6,108,698
---------------------------------------------------- ------------------------- -----------------------

NET LOSS AND COMPREHENSIVE LOSS                                      (748,455)               (195,803)

Dividends and accretion of mandatorily
  redeemable Series B preferred stock                               1,049,490               1,002,601
---------------------------------------------------- ------------------------- -----------------------

NET LOSS ATTRIBUTABLE
     TO COMMON STOCKHOLDERS                                        (1,797,945)             (1,198,404)
---------------------------------------------------- ------------------------- -----------------------
---------------------------------------------------- ------------------------- -----------------------

Per common share
BASIC AND DILUTED NET LOSS PER SHARE  (NOTE 4)                          (0.12)                  (0.08)
---------------------------------------------------- ------------------------- -----------------------
---------------------------------------------------- ------------------------- -----------------------

          SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]                                       THREE MONTH PERIOD      Three month period
                                                                     ENDED                   ended
                                                            MARCH 31, 2003          March 31, 2002
                                                                         $                       $
------------------------------------------------- ------------------------- -----------------------
                                                               (UNAUDITED)             (unaudited)
OPERATING ACTIVITIES
Net loss and comprehensive loss                                   (748,455)               (195,803)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Non-cash  portion of cost of jukebox  revenues
    and direct operating costs                                      35,735                      --
  Unpaid interest charge on unsecured loans                        254,203                 177,808
    from principal stockholders
  Depreciation and amortization                                    375,291                 441,305
  Gain on disposal of assets                                       (88,366)                (33,200)
  Non-cash portion of jukebox financing revenues                   (51,351)                     --
  Gain on disposal of investment in sales-type
    leases                                                         (47,434)               (187,589)
Changes in operating assets and liabilities:
  Accounts and other receivables                                   (82,133)             (1,127,618)
  Prepaid expenses and deposits                                    (53,854)               (172,012)
  Inventory                                                       (311,287)                674,309
  Other assets                                                     (37,916)                  1,262
  Accounts payable and accrued liabilities                        (540,455)             (1,279,465)
  Proceeds from disposal of investment in
    sales-type leases                                              721,626                 891,288
  Investment in sales-type leases                                  373,318                 257,166
------------------------------------------------- ------------------------- -----------------------
CASH USED IN OPERATING ACTIVITIES                                 (201,078)               (552,549)
------------------------------------------------- ------------------------- -----------------------

INVESTING ACTIVITIES
Proceeds from disposition of property, plant                       254,606                 153,777
  and equipment
Increase in cost of intangibles                                       (486)                (24,981)
Purchase of property, plant, and equipment                         (51,918)                (13,681)
Increase in deferred charges                                            --                (348,333)
------------------------------------------------- ------------------------- -----------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    202,202                (233,218)
------------------------------------------------- ------------------------- -----------------------

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                          (450,000)                279,838
Repayment of capital lease obligations                             (25,012)                (30,299)
Proceeds from unsecured loans from  principal                           --               1,000,000
  stockholders
Repayment of long-term debt                                       (673,866)               (781,404)
------------------------------------------------- ------------------------- -----------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (1,148,878)                468,135
------------------------------------------------- ------------------------- -----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (1,147,754)               (317,632)
Cash and cash equivalents, beginning of period                   1,458,094                 317,632
------------------------------------------------- ------------------------- -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           310,340                      --
------------------------------------------------- ------------------------- -----------------------
------------------------------------------------- ------------------------- -----------------------

SUPPLEMENTARY INFORMATION
Interest paid                                                       72,180                 126,585
------------------------------------------------- ------------------------- -----------------------
------------------------------------------------- ------------------------- -----------------------

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2003
[In U.S. dollars]

1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company is its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles through a proprietary distribution network. Revenues are derived from selling and leasing the Digital Jukeboxes, as well as providing music services and advertising through its network of Digital Jukeboxes. The Company is also developing its technology for other music-on-demand applications.

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

Certain conditions and events cast doubt upon the validity of this assumption. The Company has incurred recurring operating losses and, with the exception of 2002, generated negative cash flow from operations, which required the Company to raise additional financing and to obtain amendments to its debt covenants. During the last quarter of 2001, and the first quarter of 2002, the Company undertook a significant restructuring of its operations in order to reduce its ongoing operating costs. In addition, the Company's revenues are expected to benefit from the introduction of new products and applications in the marketplace. The Company expects to repay its debts as they become due and remain in compliance with its debt covenants.

The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cash flows from operations, renew its line of credit as appropriate, obtain the continued support of its principal stockholders and repay its debts as they become due.

The outcome of these matters cannot be predicted at this time.

The consolidated financial statements at March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the fiscal year ending December 31, 2003 or any other future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant inter-company balances and transactions since acquisition of control have been eliminated on consolidation.

COMPARATIVE FIGURES

Certain figures in the 2002 financial statements have been reclassified to conform with the presentation used in 2003.

3.   NEW ACCOUNTING PRONOUNCEMENTS

ASSET RETIREMENT OBLIGATIONS

In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The adoption of this standard had no impact on the Company's financial position or results of operations.

GUARANTOR'S ACCOUNTING FOR GUARANTEES

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. The change of accrued warranty recorded in the Company's balance sheet for the quarter was as follows:

                                                        THREE MONTH PERIOD ENDED
                                                                  MARCH 31, 2003
                                                                               $
-------------------------------------------------- ------------------------------
Balance at the beginning of the period                                   450,000
Charged to cost of jukeboxes                                             109,631
Use of provision                                                         (27,853)
-------------------------------------------------- ------------------------------
BALANCE AT THE END OF THE PERIOD                                         531,778
-------------------------------------------------- ------------------------------
-------------------------------------------------- ------------------------------

STOCK BASED COMPENSATION TRANSITION AND DISCLOSURE

In December 2002, SFAS No. 148 ("SFAS 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE was issued to amend SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position, results of operations, or cash flows, because the Company continues to follow the guidance of APB 25 in recognizing stock compensation expense. The effect of stock based compensation is included in note 7 to the consolidated financial statements.

4.   BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarters ended March 31, is as follows:

                                              THREE MONTH PERIOD      Three month period
                                                           ENDED                   ended
                                                  MARCH 31, 2003          March 31, 2002
----------------------------------------- ----------------------- -----------------------
Net loss attributable to common
  stockholders                                         1,797,945               1,198,404
----------------------------------------- ----------------------- -----------------------
Weighted average shares outstanding
  used to compute basic and diluted
  net loss per share                                  14,758,644              14,658,644
----------------------------------------- ----------------------- -----------------------
Basic and diluted net loss per share                       (0.12)                  (0.08)
----------------------------------------- ----------------------- -----------------------

The options and warrants to purchase the Company's Class A voting common stock, were not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, the 8,888,889 shares of the Company's Series B preferred stock and 250,000 warrants was not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") in the amount of $1 million. The collateralization provided to the bank by the Company on the Line of Credit and the loans described below was in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.25%, representing a rate of 6.00% as at March 31, 2003 and was renewable on April 30, 2003. The Company is presently in negotiations with the bank for the renewal of the Line of Credit. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000.

Long-term debt consists of the following:

                                                         MATURITY      MARCH 31, 2003     December 31, 2002
                                                                                    $                     $
                                                 ----------------- ------------------- ---------------------
CED Term Loan [CDN $152,777.75 ] (i)                         2004             103,966               123,066
Jukebox Term Loan (ii)                                  2003-2004           1,992,222             2,646,988
                                                                   ------------------- ---------------------
Total                                                                       2,096,188             2,770,054
Less:  Current portion                                                      1,683,019             1,945,350
                                                                   ------------------- ---------------------
Total                                                                         413,169               824,704
                                                                   ------------------- ---------------------
                                                                   ------------------- ---------------------

Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of these loans are as follows:

(i) The CED term loan (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate plus 3.50%, representing a rate of 8.25% as at March 31, 2003. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $9,451 [CDN$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $340,252 [CDN$500,000] on all moveable property.

(ii) The jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.30% as at March 31, 2003. Additional compensation must be paid to the Bank each year in an amount equal to 0.5% of the Company's annual gross revenues, as defined. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility must be paid in full by November 2004.

The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity and a minimum debt to equity ratio as defined therein. As at March 31, 2003 the Company was in compliance with these covenants.

The principal payments of long-term debt are as follows:


                                                                 $
           2003                                          1,683,019
           2004                                            413,169
                                          -------------------------
                                                         2,096,188
                                          -------------------------
                                          -------------------------

6.   UNSECURED LOANS FROM PRINCIPAL STOCKHOLERS

In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5 million. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3 million and $2 million, respectively. As at March 31, 2003, $3.5 million had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes") excluding accrued interest of $1.0 million thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

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

On March 28, 2003, CDP Capital Communications and CDP Capital Technologies reconfirmed that the requirements to execute the Unsecured Loan Facility agreement in regard to the CDP Notes were effectively waived on a timely basis. Moreover, CDP Capital Communications and CDP Capital Technologies waived the requirement, under the Debentures to execute the Debentures' subscription agreement by January 6, 2003, and the Company agreed to enter into the Debentures' subscription agreement on or before June 15, 2003, failure of which will provide CDP Capital Communications and CDP Capital Technologies with repayment and conversion rights. Furthermore, the maturity date under the CDP Notes and the Debentures was extended to April 1, 2004.

7.   STOCK OPTIONS

On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and Common Stock.

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares, respectively, of the Company's Class A voting Common Stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Class A voting Common Stock, which are exercisable over a period of five years. On March 31, 2003, an aggregate of 4,359,000 of Class A voting Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:

                                                  THREE MONTH PERIOD     Three month period
                                                               ENDED                  ended
                                                      MARCH 31, 2003         March 31, 2002
                                                                   $                      $
                                             -----------------------------------------------
Net loss attributable to common stockholders              (1,797,945)            (1,198,404)
Pro Forma loss                                            (1,883,622)            (1,389,150)
Basic and diluted loss per share                               (0.12)                 (0.08)
Pro Forma basic and diluted loss per share                     (0.13)                 (0.09)

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                      MARCH 31, 2003         March 31, 2002
                                                                   %                      %
                                              ----------------------------------------------
Average expected life (years)                                   8.00                   8.00
Risk-free interest rate                                         3.10                   2.23
Volatility                                                      96.8                   96.8
Dividend yield                                                  0.00                   0.00

8.   CONTINGENCIES

In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company and for unfair competition and interference with contractual relations. A second competitor was joined in the suit as an alleged infringer of the Company's patent. The second competitor has made the same allegations against the Company as the first competitor and is seeking a declaration from the court that the Company's patent is invalid and unenforceable. The Company believes it has meritorious claims and defenses against the competitor for patent infringement. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), the Society of European Stage Authors and Composers ("SESAC") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The dispute revolves around the music publishers' desire for the Company to negotiate music licensing rights directly with ASCAP, SESAC and BMI as opposed to the Company's current approach of negotiating such rights directly with the publishers. The dispute does not involve the Company's licensing rights to music but the financial terms of these rights.

9.   RESTRUCTURING COSTS

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at March 31, 2003, the Company had delivered a total of approximately 6,366 Digital Jukeboxes as compared with 4,925 Digital Jukeboxes delivered as at March 31, 2002. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     The Company plays over 14 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

     Total assets of the Company were $16,471,011 at March 31, 2003, a decrease of $2,183,585 from December 31, 2002. The decrease was primarily due to a reduction in cash and cash equivalents of approximately $1,148,000 which were used to reduce bank indebtedness by approximately $450,000, repay long-term debt of approximately $674,000 and repay capital lease obligations of approximately $25,000. In addition, investment in sales-type leases was reduced by approximately $996,000, and property, plant and equipment decreased by approximately $417,000, which was primarily attributable to the sale of both sales-type leases and jukeboxes for leasing to third parties. These decreases were offset by an increase in trade accounts receivable in the amount of approximately $114,000 and an increase in inventory of approximately $311,000. Total liabilities of the Company also decreased as compared to December 31, 2002, from $14,113,209 to $12,678,079 at March 31, 2003, primarily as a result of reductions in accounts payable and accrued liabilities of approximately $540,000, and the repayment of long-term debt in the amount of approximately $674,000.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

     The Company incurred a net loss of approximately $748,000 during the three-month period ended March 31, 2003 ("the first quarter 2003") as compared to a net loss of approximately $196,000 for the corresponding three-month period in 2002 ("the first quarter 2002").

     Net loss attributable to common stockholders was approximately $1,798,000 for the first quarter 2003, as compared to approximately $1,198,000 for the first quarter 2002. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred was approximately $1,049,000 for the first quarter 2003, as compared to $1,003,000 for the first quarter 2002.

     REVENUES

     Total revenues increased by approximately $290,000, or 4.9%, from approximately $5,913,000 in the first quarter 2002 to approximately $6,203,000 in the first quarter 2003. There was a decrease in revenues from leasing and financing of Digital Jukeboxes during the first quarter 2003 totaling approximately $580,000, which is attributable to the sale of both sales-type leases and jukeboxes for leasing. This decrease was, as described below, more than offset by an increase in music service revenues.

     Music service revenues grew to approximately $2,495,000 for the first quarter 2003 as compared with approximately $1,662,000 for the first quarter 2002. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $3,072,000 for the first quarter 2003 as compared with approximately $2,950,000 for the first quarter 2002, with the increase primarily due to proceeds on the sale of jukeboxes for leasing which were sold to third parties.

     Digital Jukebox leasing and financing revenues declined to approximately $500,000 for the first quarter 2003, as compared to $1,080,000 for the first quarter 2002. This decrease is attributable to the sale of capital leases and jukeboxes for leasing to third parties, including the Company's customers.

     COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

     The cost of Digital Jukebox revenues and direct operating costs increased by approximately $619,000, or 20%, from approximately $3,032,000 in the first quarter 2002 to approximately $3, 651,000 during the first quarter 2003. Of this increase, approximately $100,000 is attributable to the carrying cost of jukeboxes for leasing which were sold to third parties. The remaining increase is due to the increase in the royalties paid to record music companies as a result of an overall increase in the number of plays on the Digital Jukebox network and an increase in the rate charged per play by the record music companies as well as additional warranty costs due to the Company's increased installed base of Digital Jukeboxes.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by approximately $245,000, or 24%, from approximately $1,008,000 in the first quarter 2002 to approximately $1,253,000 in the first quarter 2003. This increase is principally attributable to the professional costs in connection with the Ecast Inc. and Rowe International Inc. litigation. The legal proceedings are described in detail
Part II, Item 1-Legal Proceedings.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by approximately $139,000, or 26%, from approximately $529,000 in the first quarter 2002 to approximately $668,000 in the first quarter 2003. This increase in research and development expense is in large part due to costs incurred in respect of ongoing development and design of existing projects.

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased by approximately $99,000, or 18%, from approximately $540,000 in the first quarter 2002 to approximately $639,000 in the first quarter 2003. This increase was principally due to increased incentive sale programs introduced in the first quarter of 2003 as well as a stronger marketing promotional effort.

     INTEREST EXPENSE

     Interest expense increased by approximately $89,000, or 34%, from approximately $261,000 in the first quarter 2002 to approximately $350,000 in the first quarter 2003. This increase is due primarily to interest payable on the $4.3 million of principal that the Company drew down on its Unsecured Loan Facility provided by two of the Company's principal stockholders. This increase is offset in part by the overall reduction in the capital amount of the jukebox term loans. The jukebox term loan and the unsecured loan facility are described in detail below under the caption "Liquidity and Capital Resources."

     DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense decreased by approximately $66,000, or 15%, from approximately $441,000 in the first quarter 2002 to approximately $375,000 in the first quarter 2003. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes being held by the Company as capital assets.

     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange loss of approximately $15,000 during the first quarter 2003 as compared to a foreign exchange loss of approximately $35,000 during the first quarter of 2002. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

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

     In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED TERM LOAN"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. As at March 31, 2003, approximately $0.1 million was outstanding under the CED Term Loan. The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $9,451 over a 36-month period that will end in February 2004.

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

     In May 2000, the Company issued an aggregate of 8,888,889 shares of Series B Preferred Stock to CDP Capital Technologies and CDP Capital Communications. Specifically, the Company issued 2,222,222 shares of Series B Preferred Stock to CDP Capital Technologies in exchange for the conversion of $5.0 million in prior advances to the Company. The remaining 6,666,667 shares of Series B Preferred Stock were issued to CDP Capital Communications in exchange for proceeds consisting of (i) $14.0 million in cash and (ii) $1.0 million previously advanced by CDP Capital Communications to the Company.

     In May 2001, TouchTunes Digital obtained an operating line of credit (the "LINE OF CREDIT") from the National Bank of Canada in the amount of $500,000 bearing interest at the National Bank of Canada's U.S. prime rate plus 1.25%, which was subsequently increased in September 2001 to $1 million. The Line of Credit is also secured with a lien on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit which was renewable on April 30, 2003. The Company is presently in negotiations with the bank for the renewal of the Line of Credit.

     In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5 million. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3 million and $2 million, respectively. As at March 31, 2003, $3.5 million had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes") excluding accrued interest of $1.0 million thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

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

     On March 28, 2003, CDP Capital Communications and CDP Capital Technologies reconfirmed that the requirements to execute the Unsecured Loan Facility agreement in regard to the CDP Notes were effectively waived on a timely basis. Moreover, CDP Capital Communications and CDP Capital Technologies waived the requirement, under the Debentures to execute the Debentures' subscription agreement by January 6, 2003, and the Company agreed to enter into the Debentures' subscription agreement on or before June 15, 2003, failure of which will provide CDP Capital Communications and CDP Capital Technologies with repayment and conversion rights. Furthermore, the maturity date under the CDP Notes and the Debentures was extended to April 1, 2004.

     The agreements as amended between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain a covenant that requires the Company to maintain a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. The Company was in compliance with its debt covenants as at March 31, 2003.

     The Company has contractual obligations totaling approximately $9,158,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space.

-----------------------------------------------------------------------------------------------------------
                                                          PAYMENTS DUE BY PERIOD
                              -----------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                      TOTAL        LESS THAN 1 YEAR(1)           MORE THAN 1 YEAR(2)
------------------------------ -------------------- -------------------------- ----------------------------
BANK INDEBTEDNESS                          550,000                    550,000                           --
------------------------------ -------------------- -------------------------- ----------------------------
LONG TERM DEBT(3)                        7,421,341                  1,683,019                    5,738,322
------------------------------ -------------------- -------------------------- ----------------------------
CAPITAL LEASE OBLIGATIONS                   21,171                     21,171                           --
------------------------------ -------------------- -------------------------- ----------------------------
OPERATING LEASES                         1,080,032                    287,161                      792,871
------------------------------ -------------------- -------------------------- ----------------------------
SEVERANCE PAYMENTS                          85,680                     85,680                           --
------------------------------ -------------------- -------------------------- ----------------------------
TOTAL CONTRACTUAL CASH
OBLIGATIONS                              9,158,224                  2,627,031                    6,531,193
-----------------------------------------------------------------------------------------------------------

(1)  Refers to "less than 1 year" from April 1, 2003.

(2)  Refers to "more than 1 year" from April 1, 2003.

(3) The long-term debt refers to the Company's obligations under the CED Term Loan, the Jukebox Term Loan, the Unsecured Loan Facility and convertible debentures.

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

     The Company's ability to continue as a going concern is dependent principally on its ability to achieve profitable operations, generate positive cash flows from operations, renew its line of credit as appropriate, obtain the continued support of its principal stockholders and repay its debts as they become due. The outcome of these matters cannot be predicted at this time.

ITEM 3.   CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company, over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. The dispute also involves Ecast's and Rowe's allegations that the Company engaged in unfair competition and intentional interference with contract, as well as Rowe's request for a declaration from the Court that U.S. Patent No. 6,308,204 is invalid and unenforceable. For more information regarding this dispute, see Part I, Item 3 of the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002.

     The Company is presently involved in a dispute with the American Society of Composers, Authors and Publishers ("ASCAP"), the Society of European Stage Authors and Composers ("SESAC") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. For more information regarding this dispute, see note 21 of the Financial Statements contained in Part III of the Company's Annual Report Form 10-KSB, as amended, for the fiscal year ended December 31, 2002.

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

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOUCHTUNES MUSIC CORPORATION

Dated: May 20, 2003                         By: /S/ JOHN PERRACHON
                                                -----------------------
                                                John Perrachon
                                                Chief Executive Officer,
                                                President and Director

Dated: May 20, 2003                         By: /S/ MATTHEW CARSON
                                                ------------------
                                                Matthew Carson
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                 CERTIFICATIONS

I, John Perrachon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TouchTunes Music Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ JOHN PERRACHON
--------------------------
John Perrachon
Chief Executive Officer,
President and Director

                                 CERTIFICATIONS

I, Matthew Carson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TouchTunes Music Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ MATTHEW CARSON
--------------------------
Matthew Carson
Vice President Finance and
Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
3(i)           Second Amended and Restated Articles of Incorporation. Reference
               is made to Exhibit 3.1 of the Company's Quarterly Report on Form
               10-QSB for the quarterly period ended September 30, 2000, filed on November 14, 2000, which Exhibit is incorporated herein by reference.

3(ii) Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB (Amendment No. 1) for the fiscal year ending December 31, 2001, filed on April 16, 2002, which Exhibit is incorporated herein by reference.

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