Form 10QSB
period 2003-06-30
TOUCHTUNES MUSIC CORP
filed 2003-08-14
CIK 894568

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                              1800 E. SAHARA AVENUE
                                    SUITE 107
                             LAS VEGAS, NEVADA 89104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (702) 792-7405
                           ---------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 14, 2003, 14,758,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                          TOUCHTUNES MUSIC CORPORATION

                                     INDEX

                                                                                        Page
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at June 30, 2003
        and December 31, 2002..........................................................    1

        Consolidated Statements of Operations and Comprehensive Loss (unaudited)
        for the three-month and six-month periods ended June 30, 2003 and 2002.........    3

        Consolidated Statements of Cash Flows (unaudited) for the three-month and
        six-month periods ended June 30, 2003 and 2002.................................    4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................................   14

Item 3. Controls and Procedures .......................................................   20


PART II - OTHER INFORMATION:

Item 1. Legal Proceedings..............................................................   21

Item 2. Changes in Securities..........................................................   21

Item 4. Submission of Matters to a Vote of Security Holders............................   21

Item 6. Exhibits and Reports on Form 8-K...............................................   22

Signatures.............................................................................   23

Certifications.........................................................................   24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended June 30, 2003 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

                           CONSOLIDATED BALANCE SHEETS
                                    [Note 2]

[In U.S. dollars]                                                             AS AT                    As at
                                                                      JUNE 30, 2003        December 31, 2002
                                                                                  $                        $
------------------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)                  (Note*)
ASSETS
CURRENT
Cash and cash equivalents                                                   549,114                1,458,094
Trade accounts receivable                                                 4,988,607                5,264,655
Other receivables                                                           311,755                  159,474
Prepaid expenses and deposits                                               783,031                  968,911
Inventory                                                                 3,271,094                2,661,591
Current portion of investment in sales-type leases                        1,151,099                1,390,217
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     11,054,700               11,902,942
------------------------------------------------------------------------------------------------------------

Investment in sales-type leases                                           1,579,779                2,869,020
Property, plant and equipment, net                                        1,855,767                2,456,990
Intangibles, net                                                            451,530                  555,909
Other assets                                                                881,646                  869,735
------------------------------------------------------------------------------------------------------------
                                                                         15,823,422               18,654,596
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

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

TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]
                                    [NOTE 2]

                                                                              AS AT                    As at
                                                                      JUNE 30, 2003        December 31, 2002
                                                                                  $                        $
------------------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)                  (Note*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank indebtedness (note 5)                                                  750,000                1,000,000
Accounts payable and accrued liabilities                                  4,945,862                5,226,022
Current portion of long-term debt (note 5)                                1,480,551                1,945,350
Current portion of capital lease obligations                                  4,109                   46,183
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 7,180,522                8,217,555
------------------------------------------------------------------------------------------------------------

Long-term debt (note 5)                                                     174,179                  824,704
Unsecured loans from principal stockholders (note 6)                             --                5,070,950
------------------------------------------------------------------------------------------------------------
                                                                          7,354,701               14,113,209
------------------------------------------------------------------------------------------------------------

Series B preferred stock, $0.001 par value (note 6)                              --               29,932,173
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY) (NOTE 6)
Series A preferred stock, $0.001 par value
  Authorized: 15,000,000 shares
  Issued and outstanding: 12,843,960 shares                                  12,844                   12,844
Series B preferred stock, $0.001 par value
  Authorized: 10,000,000 shares
  Issued and outstanding: 8,888,889 shares                                    8,889                       --
Series C preferred stock, $0.001 par value
  Authorized: 30,000,000 shares
  Issued and outstanding: 25,000,000 shares                                  25,000                       --
Class A voting common stock, $0.001 par value
  Authorized: 100,000,000 shares (2002-50,000,000)
  Issued and outstanding: 14,758,644 shares                                  14,759                   14,759
Additional paid-in capital (note 6)                                       8,407,229               16,805,548
Accumulated deficit (note 6)
   Net of elimination totaling $82,503,600                                       --              (42,223,937)
------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   8,468,721              (25,390,786)
------------------------------------------------------------------------------------------------------------
                                                                         15,823,422               18,654,596
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

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

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                    [Note 2]

[In U.S. dollars]                            THREE MONTH          SIX MONTH          Three month            Six month
                                            PERIOD ENDED       PERIOD ENDED         period ended         period ended
                                           JUNE 30, 2003      JUNE 30, 2003        June 30, 2002        June 30, 2002
                                                       $                  $                    $                    $
---------------------------------------------------------------------------------------------------------------------
                                             (UNAUDITED)        (UNAUDITED)          (unaudited)          (unaudited)
REVENUES
Jukebox sales revenues                         2,859,833          5,931,818            3,050,163            5,999,711
Music service revenues                         2,774,656          5,270,046            1,906,625            3,569,123
Jukebox leasing and financing revenues           433,686            933,992              906,003            1,986,063
Gain on disposal of assets and
  investment in sales-type leases                 24,093            159,893               13,020              233,809
---------------------------------------------------------------------------------------------------------------------
                                               6,092,268         12,295,749            5,875,811           11,788,706
---------------------------------------------------------------------------------------------------------------------
EXPENSES
Cost of jukebox revenues
  and direct operating costs                   3,583,370          7,233,893            3,013,646            6,045,387
Research and development                         763,466          1,431,881              426,360              740,515
Investment tax credits                          (164,000)          (164,000)                  --                   --
General and administrative                     1,193,897          2,446,967              991,337            1,999,443
Sales and marketing                              665,825          1,304,584              674,356            1,428,906
Interest expense                                 142,587            493,079              320,708              582,134
Depreciation and amortization                    352,973            728,264              398,521              839,826
Restructuring cost (note 9)                           --                 --                   --              262,808
Foreign exchange (gains) losses                  (16,486)            (1,100)              27,753               62,360
---------------------------------------------------------------------------------------------------------------------
                                               6,521,632         13,473,568            5,852,681           11,961,379
---------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE INCOME (LOSS)        (429,364)        (1,177,819)              23,130             (172,673)
  Dividends and accretion of
  mandatorily redeemable Series B
  preferred stock (note 6)                            --          1,049,490            1,007,914            2,010,515
Beneficial conversion (note 6)                39,265,940         39,265,940                   --                   --
---------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                               (39,695,304)       (41,493,249)            (984,784)          (2,183,188)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Per common share
BASIC AND DILUTED NET LOSS PER
  SHARE (NOTE 4)                                   (2.01)             (2.40)               (0.07)               (0.15)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]                            THREE MONTH          SIX MONTH          Three month            Six month
                                            PERIOD ENDED       PERIOD ENDED         period ended         period ended
                                           JUNE 30, 2003      JUNE 30, 2003        June 30, 2002        June 30, 2002
                                                       $                  $                    $                    $
---------------------------------------------------------------------------------------------------------------------
                                             (UNAUDITED)        (UNAUDITED)          (unaudited)          (unaudited)
OPERATING ACTIVITIES
Net loss and comprehensive income
  (loss)                                        (429,364)        (1,177,819)              23,130             (172,673)
Non-cash portion of interest expense                  --                 --              162,740              340,548
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
Non-cash portion of cost of
  jukebox revenues and direct operating
  costs                                           35,735             71,470                   --                   --
Unpaid interest charge on unsecured
  loans from principal stockholders                   --            254,203                   --                   --
Depreciation and amortization                    352,973            728,264              398,521              839,826
Gain on disposal of assets                       (24,093)          (112,459)                  --                   --
Non-cash portion of jukebox financing
   revenues                                      (23,517)           (74,868)                  --                   --
Gain on disposal of investment in
  sales-type leases                                   --            (47,434)             (13,020)            (233,809)
CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                   205,900            123,767             (776,906)          (1,904,524)
Prepaid expenses and deposits                    239,734            185,880               44,464             (127,548)
Inventory                                       (298,216)          (609,503)            (168,347)             505,962
Other assets                                     (45,465)           (83,381)             (30,786)             (29,524)
Accounts payable and accrued
  liabilities                                    260,295           (280,160)             (68,439)          (1,431,104)
Proceeds from disposal of investment
  in sales-type leases                           260,103            981,729                   --                   --
Investment in sales-type leases                  295,614            668,932              322,068              579,234
---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                     829,699            628,621             (106,575)          (1,633,612)
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of
  property, plant and equipment                   48,020            302,626                   --                   --
Addition to intangibles                          (21,985)           (22,471)              (5,715)             (30,696)
Purchase of property, plant, and
  equipment                                     (138,440)          (190,358)             (63,007)             (76,688)
Increase in deferred charges                          --                 --              (84,165)            (349,298)
---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                    (112,405)            89,797             (152,887)            (456,682)
---------------------------------------------------------------------------------------------------------------------

[In U.S. dollars]                            THREE MONTH          SIX MONTH          Three month            Six month
                                            PERIOD ENDED       PERIOD ENDED         period ended         period ended
                                           JUNE 30, 2003      JUNE 30, 2003        June 30, 2002        June 30, 2002
                                                       $                  $                    $                    $
---------------------------------------------------------------------------------------------------------------------
                                             (UNAUDITED)        (UNAUDITED)          (unaudited)          (unaudited)
FINANCING ACTIVITIES
Increase (decrease) in bank
  indebtedness                                   200,000           (250,000)            (429,838)            (150,000)
Proceeds on disposal of jukeboxes
  as capital assets and investment
  in sales-type leases                                --                 --              115,402            1,160,467
Repayment of capital lease
  obligations                                    (17,062)           (42,074)             (25,367)             (55,666)
Proceeds from unsecured loans
   from principal stockholders                        --                 --            1,000,000            2,000,000
Repayment of long-term debt                     (441,458)        (1,115,324)            (379,967)          (1,161,371)
Share issue costs (note 6)                      (220,000)          (220,000)                  --                   --
---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                    (478,520)        (1,627,398)             280,230            1,793,430
---------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                    238,774           (908,980)              20,768             (296,864)
Cash and cash equivalents, beginning
  of period                                      310,340          1,458,094                   --              317,632
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                         549,114            549,114               20,768               20,768
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING
  ACTIVITIES
THE FOLLOWING WERE CONVERTED INTO
  SERIES C PREFERRED STOCK:
Unsecured loans from
  Principal stockholders                       5,325,153          5,325,153                   --                   --
---------------------------------------------------------------------------------------------------------------------
Dividends and accretion due on
    Series B preferred stock                  11,145,759         11,145,759                   --                   --
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
INTEREST PAID                                    165,392            237,572              135,200              261,784
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2003
[In U.S. dollars]

1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

TouchTunes Music Corporation (the "Company") is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company were its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles through a proprietary distribution network. Revenues are derived from selling and leasing the Digital Jukeboxes, as well as providing music services and advertising through its network of Digital Jukeboxes. The Company is also developing its technology for other music-on-demand applications.

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

Certain conditions and events cast doubt upon the validity of this assumption. The Company has incurred recurring operating losses and, with the exception of 2002 and 2003 to date, generated negative cash flow from operations, which required the Company to raise additional financing and to obtain amendments to its debt covenants. During the last quarter of 2001, and the first quarter of 2002, the Company undertook a significant restructuring of its operations in order to reduce its ongoing operating costs. In addition, the Company's revenues are expected to benefit from the introduction of new products and applications in the marketplace. The Company expects to repay its debts as they become due and remain in compliance with its debt covenants.

The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, generate positive cash flows from operations, remain in compliance with its debt covenants, obtain the continued support of its principal stockholders and repay its debts as they become due.

The outcome of these matters cannot be predicted at this time.

The consolidated financial statements at June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. The results of operations for the three-month and six-month period ended June 30, 2003 are not necessarily indicative of the results for the fiscal year ending December 31, 2003 or any other future periods.

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

                                             THREE MONTH          SIX MONTH          Three month            Six month
                                            PERIOD ENDED       PERIOD ENDED         period ended         period ended
                                           JUNE 30, 2003      JUNE 30, 2003        June 30, 2002        June 30, 2002
                                                       $                  $                    $                    $
---------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the
  Period                                         531,778            450,000              553,420              618,580
Charged to cost of jukeboxes                     109,631            219,262                   --                   --
Use of provision                                 (42,239)           (70,092)             (59,849)            (125,009)
---------------------------------------------------------------------------------------------------------------------
Balance at the end of the period                 599,170            599,170              493,571              493,571
---------------------------------------------------------------------------------------------------------------------

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


4.   BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarters ended June 30, are as follows:

                                             THREE MONTH          SIX MONTH          Three month            Six month
                                            PERIOD ENDED       PERIOD ENDED         period ended         period ended
                                           JUNE 30, 2003      JUNE 30, 2003        June 30, 2002        June 30, 2002
                                                       $                  $                    $                    $
---------------------------------------------------------------------------------------------------------------------
Net loss attributable to common
   stockholders                               39,695,304         41,493,249              984,784            2,183,188
---------------------------------------------------------------------------------------------------------------------
Weighted average shares
   outstanding used to
   compute basic and diluted
   net loss per share                         19,773,917         17,280,133           14,725,311           14,691,977
---------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share               (2.01)             (2.40)               (0.07)               (0.15)
---------------------------------------------------------------------------------------------------------------------

The options and warrants to purchase the Company's Class A voting common stock, were not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock into 38,531,880 Class A voting common stock, the 8,888,889 shares of the Company's Series B preferred stock into 40,000,000 voting common stock and 250,000 warrants was not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") which was increased in May 2003 from $1 million to $2 million. The collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.25%, representing a rate of 6.00% as at June 30, 2003 and has been renewed until April 30, 2004. The Line of Credit is also collateralized by a charge on accounts receivable and inventories of $1,050,000 and a charge on moveable property in the amount of $2,050,000.

Long-term debt consists of the following:

                                        MATURITY       JUNE 30, 2003        December 31, 2002
                                                                   $                        $
                                        -----------------------------------------------------
CED Term Loan [CDN $111,111] (i)             2004             81,952                  123,066
Jukebox Term Loan (ii)                  2003-2004          1,572,778                2,646,988
                                                       --------------------------------------
Total                                                      1,654,730                2,770,054
Less:  Current portion                                     1,480,551                1,945,350
                                                       --------------------------------------
Total                                                        174,179                  824,704
                                                       --------------------------------------
                                                       --------------------------------------

Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of these loans are as follows:

(i) The CED term loan (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate plus 3.50%, representing a rate of 8.50% as at June 30, 2003. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $10,244 [CDN$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $368,786 [CDN$500,000] on all moveable property.

(ii) The jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.30% as at June 30, 2003. Additional compensation must be paid to the Bank each year in an amount equal to 0.5% of the Company's annual gross revenues, as defined. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility must be paid in full by November 2004.

The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement of $8,000,000, and a minimum debt to equity ratio as defined therein. As at June 30, 2003 the Company was in compliance with these covenants. As defined in the agreement, the Company's stockholders' equity was $8,017,191 as at June 30, 2003 ($9,056,277 as at December 31, 2002).

The principal payments of long-term debt are as follows:

                                                         $
                                                 ---------
           2003                                  1,480,551
           2004                                    174,179
                                                 ---------
                                                 1,654,730
                                                 ---------
                                                 ---------

6.   CAPITAL RESTRUCTURING

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

On December 20, 2002, the Company issued convertible debentures ("Debentures") to two principal stockholders, namely CDP Capital Communications and CDP Capital Technologies, for a principal amount of $400,000 each, bearing interest at 20% per annum and maturing on June 30, 2003.

On June 10, 2003 the Company completed a capital restructuring providing for the conversion of the Unsecured Loan Facility and the Debentures and accrued dividends and accretion on Series B Preferred Stock into a new series of preferred stock.

As a result of this transaction, the Unsecured Loan Facility totaling $5,325,153 and dividends and accretion due on Series B Preferred Stock totaling $11,145,759 were converted into 25,000,000 Class C Preferred Stock with an issuance price and liquidation value of $12,500,000.

The Company's Board of Directors and the requisite number of stockholders of the Company also approved amendments to the Company's Second Amended and Restated Articles of Incorporation necessary to effect this capital restructuring. These amendments were to:

(1) increase the aggregate number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares;

(2) create a new class of authorized preferred stock, consisting of 30,000,000 authorized shares of Series C Preferred Stock, par value $0.001 ("Series C Preferred Stock"). The Series C Preferred Stock has an issuance price of $0.50 per share and a liquidation preference over the Series A Preferred Stock, Series B Preferred Stock and Common Stock (as may be adjusted for stock splits, dividends, combinations or other recapitalizations with respect to such shares). The Series C Preferred Stock shall not be entitled to voting rights, dividend rights or redemption rights;

(3) provide that the issuance of Series C Preferred Stock at a conversion price lower than that of Series A Preferred Stock or Series B Preferred Stock would trigger a reduction to such lower price of the exercise price of the Series A Preferred Stock and Series B Preferred Stock;

(4) remove the right of holders of Series B Preferred Stock to receive a cumulative and preferred dividend;

(5) remove the right of holders of Series B Preferred Stock to demand redemption by the Company and remove the Company's right to redeem the Series B Preferred Stock at its option; and

(6) reduce the voting rights of the Series A Preferred Stock and Series B Preferred Stock to one vote per each outstanding share of Preferred Stock, in lieu of one vote per share of Common Stock into which a holder's Preferred Stock could be converted.

This capital restructuring had the following impact on the financial statements:

o Net loss attributable to common stockholders for the second quarter of 2003 was increased by $39,265,940 with a corresponding increase to additional paid-in capital representing the effect of the beneficial conversion of the Series A preferred stock and Class B preferred stock;

o As provided for in the Conversion Agreement, no interest on the Unsecured Loan Facility and no dividends and accretion on the Series B preferred stock were recorded subsequent to March 31, 2003;

o The Series B preferred stock are now presented as part of shareholders' equity because of the elimination of the rights of holders to demand redemption and to receive a cumulative and preferred dividend. In addition, these shares are presented at their par value which increased the additional paid-in capital by $19,991,111;

Finally, in addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital.

Included in share issue costs of $220,000 charged to additional paid-in capital were legal fees totaling $30,000 paid to legal counsel for CDP Capital Communications and CDP Capital Technologies.

7.   STOCK OPTIONS

On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and Common Stock.

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares, respectively, of the Company's Class A voting Common Stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Class A voting Common Stock, which are exercisable over a period of five years. On June 30, 2003, an aggregate of 4,359,000 of Class A voting Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001.

The Company accounts for options granted to employees and directors under the Plan using APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:

                                             THREE MONTH          SIX MONTH          Three month            Six month
                                            PERIOD ENDED       PERIOD ENDED         period ended         period ended
                                           JUNE 30, 2003      JUNE 30, 2003        June 30, 2002        June 30, 2002
                                                       $                  $                    $                    $
---------------------------------------------------------------------------------------------------------------------
Net loss attributable to common
  stockholders                               (39,695,304)       (41,493,249)            (984,784)          (2,183,188)
Pro Forma loss                               (39,778,262)       (41,661,884)          (1,175,530)          (2,564,680)
Basic and diluted loss per share                   (2.01)             (2.40)               (0.07)               (0.15)
Pro Forma basic and diluted loss
  per share                                        (2.02)             (2.41)               (0.08)               (0.17)

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                     JUNE 30, 2003        June 30, 2002
                                                 %                    %
                                     ----------------------------------
Average expected life (years)                 8.00                 8.00
Risk-free interest rate                       3.00                 2.23
Volatility                                    96.8                 96.8
Dividend yield                                0.00                 0.00

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

During the period the Company resolved a dispute with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The dispute revolved around the music publishers' desire for the Company to negotiate music licensing rights directly with ASCAP and BMI as opposed to the Company's current approach of negotiating such rights directly with the publishers. The financial consideration involved was previously accrued in the Company's financial statements. The Company remains involved in a dispute with the Society of European Stage Authors and Composers ("SESAC"). The dispute does not involve the Company's licensing rights to music but the financial terms of these rights.

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


BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at June 30, 2003, the Company had delivered a total of approximately 6,700 Digital Jukeboxes as compared with 5,323 Digital Jukeboxes delivered as at June 30, 2002. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     The Company plays over 15 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

     Total assets of the Company were approximately $15,823,000 at June 30, 2003, a decrease of approximately $2,831,000 from December 31, 2002. The decrease was primarily due to a reduction in cash and cash equivalents of approximately $909,000 which were used to reduce bank indebtedness by approximately $250,000 and repay long-term debt of approximately $1,115,000. In addition, investment in sales-type leases was reduced by approximately $1,528,000, and property, plant and equipment decreased by approximately $601,000, which was primarily attributable to the sale of both sales-type leases and jukeboxes for leasing to third parties. These decreases were offset by an increase in inventory of approximately $610,000. Total liabilities of the Company also decreased as compared to December 31, 2002, from approximately $14,113,000 to $7,355,000 at June 30, 2003, primarily as a result of the conversion of unsecured loans from principal stockholders of $5,325,000 into Series C Preferred Stock, and the repayment of long-term debt in the amount of approximately $1,115,000.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 COMPARED TO THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002

     The Company incurred a net loss of approximately $429,000 during the three-month period ended June 30, 2003 ("the second quarter 2003") as compared to net income of approximately $23,000 for the corresponding three-month period in 2002 ("the second quarter 2002").

     The Company had a net loss of approximately $1,178,000 during the six-month period ended June 30, 2003 as compared to a net loss of approximately $173,000 for the corresponding six-month period ended June 30, 2002.

     Net loss attributable to common stockholders was approximately $39,695,000 for the second quarter 2003, as compared to approximately $985,000 for the second quarter 2002. There was no non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock for the second quarter 2003, as compared to $1,007,914 for the second quarter 2002 due to the Company's capital restructuring which removed the rights of Series B Preferred Stockholders to receive a cumulative and preferred dividend. The net loss attributable to common stockholders for the second quarter 2003 was increased by $39,265,940 representing the effect of the beneficial conversion of the Series A and Series B preferred stocks.

     Net loss attributable to common stockholders was approximately $41,493,000 for the six-month period ended June 30, 2003, as compared to approximately $2,183,000 for the six-month period ended June 30, 2002. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company, was approximately $1,049,000 for the six-month period ended June 30, 2003, as compared to $2,011,000 for the six-month period ended June 30, 2002.


     REVENUES

     Total revenues increased by approximately $216,000 or 3.68%, from approximately $5,876,000 in the second quarter 2002 to approximately $6,092,000 in the second quarter 2003. There was a decrease in revenues from leasing and financing of Digital Jukeboxes during the second quarter 2003 totaling approximately $472,000, which is attributable to the sale of both sales-type leases and jukeboxes for leasing. This decrease was, as described below, more than offset by an increase in music service revenues.

     Revenues from the Digital Jukeboxes increased by approximately $507,000 or 4.30%, from approximately $11,789,000 for the six-month period ended June 30, 2002 to approximately $12,296,000 for the six-month period ended June 30, 2003. This increase was offset by reduced revenues from jukebox leasing and financing. In addition, music service revenues increased by approximately $1,701,000 during the period. As a result, there was an overall increase in revenues from the Digital Jukeboxes for the six-month period ended June 30, 2003.

     Music service revenues grew to approximately $2,775,000 for the second quarter 2003 as compared with approximately $1,907,000 for the second quarter 2002. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $5,932,000 for the six-month period ended June 30, 2003 as compared with approximately $6,000,000 for the six-month period ended June 30, 2002, with the decrease primarily due to an overall decrease in unit sales of digital jukeboxes.

     Digital Jukebox leasing and financing revenues declined to approximately $434,000 for the second quarter 2003, as compared to $906,000 for the second quarter 2002. This decrease is attributable to the sale of capital leases and jukeboxes for leasing to third parties, including the Company's customers.

     Digital Jukebox leasing and financing revenues declined to approximately $934,000 for the six-month period ended June 30, 2003, as compared to $1,986,000 for the six-month period ended June 30, 2002. The decrease is attributed to the sale of capital leases to third parties, including the Company's customers.

     COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

     The cost of Digital Jukebox revenues and direct operating costs increased by approximately $570,000, or 18.90%, from approximately $3,014,000 in the second quarter 2002 to approximately $3,583,000 during the second quarter 2003. The increase is due to the increase in the royalties paid to record music companies as a result of an overall increase in the number of plays on the Digital Jukebox network as well as additional warranty costs due to the Company's increased installed base of Digital Jukeboxes.

     The cost of Digital Jukebox revenues and direct operating costs increased by approximately $1,189,000 or 19.66%, from approximately $6,045,000 for the six-month period ended June 30, 2002 to approximately $7,234,000 for the six-month period ended June 30, 2003. The increase is due to the increase in the royalties paid to record music companies as a result of an overall increase in the number of plays on the Digital Jukebox network as well as additional warranty costs due to the Company's increased installed base of Digital Jukeboxes.


     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by approximately $203,000 or 20.48%, from approximately $991,000 in the second quarter 2002 to approximately $1,194,000 in the second quarter 2003. This increase is principally attributable to the professional costs in connection with the Ecast Inc. and Rowe International Inc. litigation. The legal proceedings are described in detail
Part II, Item 1-Legal Proceedings.

     General and administrative expenses increased by approximately $448,000, or 22.41%, from approximately $1,999,000 for the six-month period ended June 30, 2002 to approximately $2,447,000 for the six-month period ended June 30, 2003. This increase is principally attributable to the increase in professional costs associated with the Ecast Inc. and Rowe International Inc. litigation as well as an increase in provision for bad debt.


     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by approximately $337,000, or 79.11%, from approximately $426,000 in the second quarter 2002 to approximately $763,000 in the second quarter 2003. This increase in research and development expense is in large part due to costs incurred in respect of ongoing development and design of existing projects.

     Research and development expenses increased by approximately $691,000, or 93,25%, from approximately $741,000 for the six-month period ended June 30, 2002 to approximately $1,432,000 for the six-month period ended June 30, 2003. This increase in research and development expense is in large part due to costs incurred in respect of ongoing development and design of existing projects.

     During the three-month period ended June 30, 2003, the Company recorded as a reduction of expenses approximately $164,000 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures.


     SALES AND MARKETING EXPENSES

     Sales and marketing expenses decreased by approximately $8,000, or 1.19%, from approximately $674,000 in the second quarter 2002 to approximately $666,000 in the second quarter 2003.

     Sales and marketing expenses decreased by approximately $124,000, or 8.68%, from approximately $1,429,000 for the six-month ended June 30, 2002 to approximately $1,305,000 for the six-month period ended June 30, 2003. This decrease was principally due to the reductions in the Company's sales related costs.

     INTEREST EXPENSE

     Interest expense decreased by approximately $178,000, or 55.45%, from approximately $321,000 in the second quarter 2002 to approximately $143,000 in the second quarter 2003. Of this decrease $162,000 is attributable to the conversion of the Unsecured Loan Facility. The balance of this decrease is due to the overall reduction in the capital amount of the Jukebox Term Loan. The Jukebox Term Loan and the Unsecured Loan Facility are described below under the caption "Liquidity and Capital Resources."

     Interest expense decreased by approximately $89,000, or 15.29%, from approximately $582,000 for the six-month period ended June 30, 2002 to approximately $493,000 for the six-month period ended June 30, 2003. This decrease in the Company's interest expense is mainly attributable to a reduction in principal amount borrowed under the Jukebox Term Loans, CED Term Loan and Line of Credit (each as defined below under the caption "Liquidity and Capital Resources" ).


     DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense decreased by approximately $46,000, or 11.53%, from approximately $399,000 in the second quarter 2002 to approximately $353,000 in the second quarter 2003. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes being held by the Company as capital assets.

     Depreciation and amortization expenses decreased by approximately $112,000, or 13.33%, from approximately $840,000 in the first half 2002 to approximately $728,000 in the first half 2003. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.


     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange gain of approximately $16,000 during the second quarter 2003 and $1,000 for the six-month period ended June 30, 2003 as compared to a foreign exchange loss of approximately $28,000 during the second quarter of 2002 and $62,000 for the six-month period ended June 30, 2002. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.


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

     In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED Term Loan"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. As at June 30, 2003, approximately $0.1 million was outstanding under the CED Term Loan. The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $10,244 over a 36-month period that will end in February 2004.

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

     In May 2003, the Line of Credit was increased from $1 million to $2 million.

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

     On December 20, 2002, the Company issued convertible debentures ("Debentures") to two principal stockholders, namely CDP Capital Communications and CDP Capital Technologies, for a principal amount of $400,000 each, bearing interest at 20% per annum and maturing on June 30, 2003.

     On June 10, 2003 the Company completed a capital restructuring providing for the conversion of the Unsecured Loan Facility and the Debentures and accrued dividends and accretion on Series B Preferred Stock into a new series of preferred stock.

     As a result of this transaction, the Unsecured Loan Facility totaling $5,325,000 and dividends and accretion due on Series B Preferred Stock totaling $11,145,759 were converted into 25,000,000 Class C Preferred Stock with an issuance price of $12,500,000.

     The Company's Board of Directors and the requisite number of stockholders of the Company also approved amendments to the Company's Second Amended and Restated Articles of Incorporation necessary to effect this capital restructuring. These amendments were to:

(1) increase the aggregate number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares;

(2) create a new class of authorized preferred stock, consisting of 30,000,000 authorized shares of Series C Preferred Stock, par value $0.001 ("Series C Preferred Stock"). The Series B preferred stock has an issuance price of $0.50 per share and a liquidation preference over the Series A Preferred Stock, Series B Preferred Stock and Common Stock (as may be adjusted for stock splits, dividends, combinations or other recapitalizations with respect to such shares). The Series C Preferred Stock shall not be entitled to voting rights, dividend rights or redemption rights.

(3) provide that the issuance of Series C Preferred Stock at a conversion price lower than that of Series A Preferred Stock or Series B Preferred Stock would trigger a reduction to such lower price of the exercise price of the Series A Preferred Stock and Series B Preferred Stock;

(4) remove the right of holders of Series B Preferred Stock to receive a cumulative and preferred dividend;

(5) remove the right of holders of Series B Preferred Stock to demand redemption by the Company and remove the Company's right to redeem the Series B Preferred Stock at its option; and

(6) reduce the voting rights of the Series A Preferred Stock and Series B Preferred Stock to one vote per each outstanding share of Preferred Stock, in lieu of one vote per share of Common Stock into which a holder's Preferred Stock could be converted.

     In addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the Company's accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital.

     The agreements as amended between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain a covenant that requires the Company to maintain a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. The Company was in compliance with its debt covenants as at June 30, 2003. As defined in the agreement the Company's stockholders' equity was $8,017,191 as at June 30, 2003.

     The Company has contractual obligations totaling approximately $3,469,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space.

      -----------------------------------------------------------------------------------------------------------
                                                               Payments due by period
                                      ---------------------------------------------------------------------------
      Contractual Obligations               Total            Less than 1 year(1)         More than 1 year(2)
      -----------------------------------------------------------------------------------------------------------
      Bank indebtedness                          750,000                    750,000                           --
      -----------------------------------------------------------------------------------------------------------
      Long Term Debt(3)                        1,654,730                  1,480,551                      174,179
      -----------------------------------------------------------------------------------------------------------
      Capital Lease Obligations                    4,109                      4,109                           --
      -----------------------------------------------------------------------------------------------------------
      Operating Leases                         1,060,427                    277,886                      782,541
      -----------------------------------------------------------------------------------------------------------
      Total Contractual Cash
         Obligations                           3,469,266                  2,512,546                      956,720
      -----------------------------------------------------------------------------------------------------------

      (1)  Refers to "less than 1 year" from July 1, 2003.
      (2)  Refers to "more than 1 year" from July 1, 2003.
      (3) The long-term debt refers to the Company's obligations under the CED Term Loan and the Jukebox Term Loan.

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

     The Company's ability to continue as a going concern is dependent principally on its ability to achieve profitable operations, generate positive cash flows from operations, remain in compliance with its debt covenants, obtain the continued support of its principal stockholders and repay its debts as they become due. The outcome of these matters cannot be predicted at this time.


ITEM 3. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange
Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company, over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. The dispute also involves Ecast's and Rowe's allegations that the Company engaged in unfair competition and intentional interference with contract, as well as Ecast's and Rowe's allegation that U.S. Patent No. 6,308,204 is invalid. The dispute further involves Ecast's request for a declaration from the Court that U.S. Patent No. 6,308,204 is unenforceable. For more information regarding this dispute, see Part I, Item 3 of the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002.

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

ITEM 2. CHANGES IN SECURITIES

     On June 10, 2003 the Company completed a capital restructuring which involved an amendment to the Company's Second Amended and Restated Articles of Incorporation, as described in "Liquidity and Capital Resources" under Item 2 of
Part I of this quarterly report. The impact of the amendment, among other things further described in such section, was (1) to increase the aggregate number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares, and (2) to reduce the exercise price of the Series A Preferred Stock and Series B Preferred Stock to $0.50 per share. As a result of such amendment, holders of Series A and Series B Preferred Stock are now entitled to significantly more shares of Common Stock upon conversion, which is dilutive to the holders of Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 28, 2003. Two proposals were voted upon at the meeting: the election of directors and the ratification of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ended December 31, 2003.

All seven nominees for Director were elected, and the votes were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                                        Abstentions and
          Nominee                    Votes For               Votes Withheld            Broker Non-Votes(1)
-------------------------------------------------------------------------------------------------------------
John Perrachon                      36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------
Tony Mastronardi                    36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------
Joel Shoenfeld                      36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------
Pierre Desjardins                   36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------
Hubert Manseau                      36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------
Didier Benchimol                    36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------
Guy Nathan                          36,216,192                     --                         225
-------------------------------------------------------------------------------------------------------------

--------
(1) Note that the abstentions and broker non-votes were not counted either for or against this proposal, but were counted present for quorum purposes.

     Ernst & Young LLP was ratified as the independent auditors for the Company for the fiscal year ended December 31, 2003. There were 36,216,192 votes cast for the ratification, 100 votes cast against the ratification, and 125 abstentions and broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     (b) The Company filed a report on Form 8-K on June 13, 2003 to report the press release announcing the closing of a shareholder refinancing and amendments to the Company's Second Amended and Restated Articles of Incorporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TOUCHTUNES MUSIC CORPORATION


Dated: August 14, 2003       By: /s/ John Perrachon
                                 -----------------------------------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director


Dated: August 14, 2003       By: /s/ Matthew Carson
                                 -----------------------------------------------
                                 Matthew Carson
                                 Vice President Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                                 CERTIFICATIONS

I, John Perrachon, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TouchTunes Music Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

                                /s/ John Perrachon
                                -----------------------------------------------
                                John Perrachon
                                Chief Executive Officer, President and Director

                                 CERTIFICATIONS

I, Matthew Carson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TouchTunes Music Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

                             /s/ Matthew Carson
                             --------------------------------------------------
                             Matthew Carson
                             Vice President Finance and Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit
Number                              Description
-------                             -----------
3(i)     Third Amended and Restated Articles of Incorporation. Reference is made to
         Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.

3(ii)    Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the
         Company's Annual Report on Form 10-KSB (Amendment No. 1) for the fiscal year ending December 31, 2001, filed on April 16, 2002, which Exhibit is incorporated herein by reference.

4.1 Terms of Class A Voting Common Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.

4.2      Terms of Series A Preferred Stock, included as part of Exhibit 4.1 of the
         Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.

4.3      Terms of Series B Preferred Stock, included as part Exhibit 4.1 of the
         Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.

4.4      Terms of Series C Preferred Stock, included as part of Exhibit 4.1 of the
         Company's Report on Form 8-K filed on June 13, 2003.

9.1      Amended and Restated Voting Trust and Limited Shareholders Agreement dated
         June 10, 2003(filed herewith).

10.1 Conversion Agreement dated June 10, 2003 between the Company and Caisse de Depot et Placement du Quebec (filed herewith).

31.1 Certification of John Perrachon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Matthew Carson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1     CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith solely for the purposes of Section 906).

32.2     CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith solely for the purposes of Section 906).