Form 10QSB
period 2003-09-30
TOUCHTUNES MUSIC CORP
filed 2003-11-19
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended SEPTEMBER 30, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 19, 2003, 14,758,644 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX


                                                                                                     PAGE
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at September 30, 2003
        and December 31, 2002.......................................................................    2

        Consolidated Statements of Operations and Comprehensive Loss (unaudited)
        for the three-month and nine-month periods ended September 30, 2003 and 2002................    3

        Consolidated Statements of Cash Flows (unaudited) for the three-month and nine-month periods
        ended September 30, 2003 and 2002...........................................................    4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................................................   14

Item 3. Controls and Procedures ....................................................................   20



PART II - OTHER INFORMATION:

Item 1. Legal Proceedings............................................................................  21

Item 3. Defaults Upon Senior Securities..............................................................  21

Item 6. Exhibits and Reports on Form 8-K.............................................................  21

Signatures...........................................................................................  22

Certifications.......................................................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended September 30, 2003 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

                           CONSOLIDATED BALANCE SHEETS
                                   [NOTE 2]

      [In U.S. dollars]                                                             AS AT                    As at
                                                                       SEPTEMBER 30, 2003        December 31, 2002
                                                                                        $                        $
      ------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)                  (Note*)
      ASSETS (note 5)
      CURRENT
      Cash and cash equivalents                                                   294,064                1,458,094
      Trade accounts receivable                                                 6,361,067                5,264,655
      Other receivables                                                           369,692                  159,474
      Prepaid expenses and deposits                                               823,448                  968,911
      Inventory                                                                 2,823,204                2,661,591
      Current portion of investment in sales-type leases                        1,110,240                1,390,217
      ------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                     11,781,715               11,902,942
      ------------------------------------------------------------------------------------------------------------

      Investment in sales-type leases                                           1,154,278                2,869,020
      Property, plant and equipment, net                                        1,777,088                2,456,990
      Intangibles, net                                                            488,668                  555,909
      Other assets                                                                848,130                  869,735
      ------------------------------------------------------------------------------------------------------------
                                                                               16,049,879               18,654,596
      ------------------------------------------------------------- ---------------------- ------------------------
      ------------------------------------------------------------- ---------------------- ------------------------


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

     TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]
                                    [NOTE 2]

                                                                                        AS AT                  As at
                                                                           SEPTEMBER 30, 2003      December 31, 2002
                                                                                            $                      $
     ---------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)                (Note*)
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                                       850,000              1,000,000
     Accounts payable and accrued liabilities                                       5,775,056              5,226,022
     Current portion of long-term debt (note 5)                                     1,153,663              1,945,350
     Current portion of capital lease obligations                                          --                 46,183
     ---------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                      7,778,719              8,217,555
     ---------------------------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                                               --                824,704
     Unsecured loans from principal stockholders (note 6)                                  --              5,070,950
     ---------------------------------------------------------------------------------------------------------------
                                                                                    7,778,719             14,113,209
     ---------------------------------------------------------------------------------------------------------------

     Series B preferred stock, $0.001 par value (note 6)                                   --             29,932,173
     ---------------------------------------------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY (DEFICIENCY) (NOTE 6)
     Series A preferred stock, voting and participating, $0.001 par value
       Authorized: 15,000,000 shares
       Issued and outstanding: 12,843,960 shares                                       12,844                 12,844
     Series B preferred stock, voting and participating, $0.001 par value
       Authorized: 10,000,000 shares
       Issued and outstanding: 8,888,889 shares                                         8,889                     --
     Series C preferred stock, $0.001 par value
       Authorized: 30,000,000 shares
       Issued and outstanding: 25,000,000 shares (2002 - nil)                          25,000                     --
     Class A voting common stock, $0.001 par value
       Authorized: 100,000,000 shares (2002-50,000,000)
       Issued and outstanding: 14,758,644 shares                                       14,759                 14,759
     Additional paid-in capital (note 6)                                            8,407,229             16,805,548
     Accumulated deficit (note 6)                                                   (197,561)                     --
        Net of elimination totaling $82,667,696                                            --           (42,223,937)
     ---------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        8,271,160           (25,390,786)
     ---------------------------------------------------------------------------------------------------------------
                                                                                   16,049,879             18,654,596
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------

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

     TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                    [NOTE 2]

   [In U.S. dollars]                            THREE MONTH         NINE MONTH          Three month           Nine month
                                               PERIOD ENDED       PERIOD ENDED         period ended         Period ended
                                              SEPTEMBER 30,      SEPTEMBER 30,        September 30,        September 30,
                                                       2003               2003                 2002                 2002
                                                          $                  $                    $                    $
   ---------------------------------------------------------------------------------------------------------------------
                                                (UNAUDITED)        (UNAUDITED)          (unaudited)          (unaudited)
   REVENUES
   Jukebox sales and parts revenues               4,785,678         10,717,496            3,229,530            9,229,241
   Music service revenues                         2,905,582          8,175,628            1,953,038            5,522,161
   Jukebox leasing and financing
     revenues                                       354,616          1,288,608              797,457            2,783,520
   Gain on disposal of assets and
     investment in sales-type leases                 64,611            224,504              106,764              340,573
   ---------------------------------------------------------------------------------------------------------------------
                                                  8,110,487         20,406,236            6,086,789           17,875,495
   ---------------------------------------------------------------------------------------------------------------------
   EXPENSES
   Cost of jukebox revenues
      and direct operating costs                  4,899,897         12,133,790            3,522,161            9,567,548
   Research and development                         765,801          2,197,682              372,315            1,112,830
   Investment tax credits                         (160,000)          (324,000)            (525,000)            (525,000)
   General and administrative                     1,535,218          3,982,185            1,197,403            3,196,846
   Sales and marketing                              764,037          2,068,621              845,068            2,273,974
   Interest expense                                 147,497            640,576              301,015              883,149
   Depreciation and amortization                    319,019          1,047,283              368,011            1,207,837
   Restructuring cost (note 9)                           --                 --                   --              262,808
   Foreign exchange (gains) losses                   36,579             35,479             (30,957)               31,403
   ---------------------------------------------------------------------------------------------------------------------
                                                  8,308,048         21,781,616            6,050,016           18,011,395
   ---------------------------------------------------------------------------------------------------------------------

   NET LOSS AND COMPREHENSIVE
     INCOME (LOSS)                                (197,561)        (1,375,380)               36,773            (135,900)
     Dividends and accretion of
     mandatorily redeemable Series B
     preferred stock (note 6)                            --          1,049,490            1,016,601            3,027,116
   Beneficial conversion (note 6)                        --         39,265,940                   --                   --
   ---------------------------------------------------------------------------------------------------------------------
   NET LOSS ATTRIBUTABLE TO COMMON
     STOCKHOLDERS AND HOLDERS OF
     COMMON STOCK EQUIVALENTS                      (197,561)       (41,690,810)            (979,828)          (3,163,016)
   ---------------------------------------------------------------------------------------------------------------------

   Per common share
   BASIC AND DILUTED NET LOSS PER
     SHARE (NOTE 4)                                  (0.01)             (1.76)               (0.07)               (0.21)
   ---------------------------------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------------------------------

                SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


[In U.S. dollars]                           THREE MONTH         NINE MONTH        Three month        Nine month
                                           PERIOD ENDED       PERIOD ENDED       Period ended      Period ended
                                          SEPTEMBER 30,      SEPTEMBER 30,      September 30,     September 30,
                                                   2003               2003               2002              2002
                                                      $                  $                  $                 $
---------------------------------------------------------------------------------------------------------------
                                            (UNAUDITED)        (UNAUDITED)        (unaudited)       (unaudited)
OPERATING ACTIVITIES
Net loss and comprehensive income
(loss)                                        (197,561)        (1,375,380)             36,773         (135,900)
Non - cash portion of interest
  expense                                            --                 --            176,438           516,986
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING
  ACTIVITIES:
Non-cash portion of cost of
  Jukebox revenues and direct
  operating costs                                35,735            107,205                 --                --
Unpaid interest charge on
   unsecured loans
   from principal stockholders                       --            254,203                 --                --
Depreciation and amortization                   319,019          1,047,283            368,011         1,207,837
Gain on disposal of assets                     (56,146)          (168,605)          (106,764)         (340,573)
Non-cash portion of jukebox
  financing revenues                                 --           (74,868)                 --                --
Gain on disposal of investment  in
  sales-type leases                             (8,466)           (55,900)                 --                --
CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables              (1,430,397)        (1,306,630)            362,493       (1,542,031)
Prepaid expenses and deposits                  (40,417)            145,463            126,380           (1,168)
Inventory                                       447,890          (161,613)          (137,305)           368,657
Other assets                                    (2,219)           (85,600)            137,459           107,935
Accounts payable and accrued
  liabilities                                   829,194            549,034          (117,141)       (1,548,245)
Proceeds from disposal of investment
  in sales-type leases                          221,106          1,202,835                 --                --
Investment in sales-type leases                 253,720            922,652            345,650           924,884
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                      371,458          1,000,079          1,191,994         (441,618)
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of
   property, plant and equipment                104,501            407,127                 --                --
Addition to intangibles                        (99,059)          (121,530)           (41,362)          (72,058)
Purchase of property, plant, and
  equipment                                   (226,774)          (417,132)           (42,479)         (119,167)
Increase in deferred charges                                                           29,035         (320,263)
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                  (221,332)          (131,535)           (54,806)         (511,488)
---------------------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES
Increase (decrease) in bank
  indebtedness                                  100,000          (150,000)          (450,000)         (600,000)
Proceeds on disposal of jukeboxes
  as capital assets and investment
  in sales-type leases                               --                 --            161,907         1,322,374
Repayment of capital lease
  obligations                                   (4,109)           (46,183)           (32,757)          (88,423)
Proceeds from unsecured loans
   from principal stockholders                       --                 --                            2,000,000
Repayment of long-term debt                   (501,067)        (1,616,391)          (742,235)       (1,903,606)
Share issue costs (note6)                            --          (220,000)                 --                --
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                  (405,176)        (2,032,574)        (1,063,085)           730,345
---------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                 (255,050)        (1,164,030)             74,103         (222,761)
Cash and cash equivalents, beginning
  of period                                     549,114          1,458,094             20,768           317,632
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                        294,064            294,064             94,871            94,871
---------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING
  ACTIVITIES
THE FOLLOWING WERE CONVERTED INTO
  SERIES C PREFERRED STOCK:
Unsecured loans from
    Principal stockholders                           --          5,325,153                 --                --
---------------------------------------------------------------------------------------------------------------
Dividends and accretion due on
    Series B preferred stock                         --         11,145,759                 --                --
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Interest paid                                   174,641            412,314            111,015           372,799
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2003
[In U.S. dollars]

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


Certain conditions and events cast doubt upon the validity of this assumption. The Company has incurred recurring operating losses and, with the exception of the year ended December 31, 2002 and 2003 to date, generated negative cash flow from operations, which required the Company to raise additional financing and to obtain amendments to its debt covenants. As described in note 5 below, as at September 30, 2003, the Company has not satisfied the terms of a covenant regarding net shareholders' equity set forth in the agreements with the National Bank of Canada governing the Company's term loan facilities and operating line of credit which requires the Company to maintain a net shareholders' equity amount, as defined in the agreements, of at least $8 million. However, subsequent to September 30, 2003, the Company was successful in obtaining an amendment from the Bank reducing this covenant to $7,500,000. During the last quarter of 2001, and the first quarter of 2002, the Company undertook a significant restructuring of its operations in order to reduce its ongoing operating costs. In addition, the Company's revenues are expected to benefit from the introduction of new products and applications in the marketplace. The Company expects to repay its debts as they become due and to remain in compliance with its bank covenants.

The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, continue to generate positive cash flows from operations, comply with its debt covenants, obtain the continued support of its principal stockholders and repay its debts as they become due.

The outcome of these matters cannot be predicted at this time.

The consolidated financial statements at September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. The results of operations for the three-month and nine-month period ended September 30, 2003 are not necessarily indicative of the results for the fiscal year ending December 31, 2003 or any other future periods.

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


                                            THREE MONTH        NINE MONTH      Three month       Nine month
                                           PERIOD ENDED      PERIOD ENDED     period ended     period ended
                                          SEPTEMBER 30,     SEPTEMBER 30,    September 30,    September 30,
                                                   2003              2003             2002             2002
                                                      $                 $                $                $
------------------------------------------------------------------------------------------------------------
Balance at the beginning of the                 599,170           450,000          493,571          618,580
  Period
Charged to cost of jukeboxes                    109,631           328,894           50,000           50,000
Use of provision                               (55,424)         (125,517)        (107,682)        (232,691)
------------------------------------------------------------------------------------------------------------
BALANCE AT THE END OF THE PERIOD                653,377           653,377          435,889          435,889
------------------------------------------------------------------------------------------------------------

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. All companies with variable interests in variable interest entities ("VIE's") created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period ending after December 15, 2003. The Company is currently evaluating the effect FIN 46 will have on its consolidated financial position, liquidity, and results of operations.

4.   BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarters ended September 30, are as follows:


                                        THREE MONTH           NINE MONTH         Three month         Nine month
                                       PERIOD ENDED         PERIOD ENDED        period ended       period ended
                                      SEPTEMBER 30,        SEPTEMBER 30,       September 30,      September 30,
                                               2003                 2003                2002               2002
---------------------------------------------------------------------------------------------------------------
Net loss  attributable to common
   stockholders and holders of
   common stock equivalents                 197,561           41,690,810             979,828          3,163,016
---------------------------------------------------------------------------------------------------------------
Weighted average common shares,
   and common share
   equivalents, outstanding
   used to compute basic and
   diluted net loss per common
   share                                 36,491,493           23,754,292          14,758,644         14,719,755
---------------------------------------------------------------------------------------------------------------
Basic and diluted net loss
  per common share                            (0.01)               (1.76)              (0.07)             (0.21)
---------------------------------------------------------------------------------------------------------------

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, voting and participating into 38,531,880 Class A voting common stock, the 8,888,889 shares of the Company's Series B preferred stock, voting and participating into 40,000,000 voting common stock are being included in the weighted average common shares outstanding, using the as-if-converted method, to compute the basic and diluted net loss per share since June 10, 2003, the date of the capital restructuring (see note 6), because since that date they have characteristics similar to the common shares.

The options and warrants to purchase the Company's Class A voting common stock, were not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of $2 million (December 31, 2002 - $1 million). The collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.25%, representing a rate of 5.75% as at September 30, 2003 (December 31, 2002 - 6.00%) and has been renewed until April 30, 2004. The Line of Credit is also collateralized by a first charge on accounts receivable and inventories of $1,050,000 and a charge on moveable property in the amount of $2,050,000. As at September 30, 2003, $850,000 (December 31, 2002 - $1 million), was used on this facility.

Long-term debt consists of the following:


                                                         MATURITY       SEPTEMBER 30,          December 31,
                                                                                 2003                  2002
                                                                                    $                     $
                                                 ----------------------------------------------------------

CED Term Loan [CDN $69,444] (i)                              2004              51,413               123,066
Jukebox Term Loan (ii)                                  2003-2004           1,102,250             2,646,988
                                                                   -----------------------------------------
Total                                                                       1,153,663             2,770,054
Less:  Current portion                                                      1,153,663             1,945,350
                                                                   -----------------------------------------
Total                                                                              --               824,704
                                                                   -----------------------------------------
                                                                   -----------------------------------------

Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on present and future assets of the Company. The terms of these loans are as follows:

(i) The CED term loan (the "CED Term Loan") is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate plus 3.50%, representing a rate of 8.00% as at September 30, 2003. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $10,283 [CDN$13,889]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $370,178 [CDN$500,000] on all moveable property.

(ii) The jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.05% as at September 30, 2003. Additional compensation must be paid to the Bank each year in an amount equal to 0.5% of the Company's annual gross revenues, as defined. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility must be paid in full by November 2004.

The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement of $8,000,000, and a minimum debt to equity ratio as defined therein. If the Company fails to comply with the Covenant, the Bank has the right to demand full repayment of the loans outstanding under the CED Term Loan and Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. As at September 30, 2003, the Company's stockholders' equity, as defined in the agreement, was $7,782,492 and, therefore, the Company did not satisfy the terms of the Covenant. Subsequent to September 30, 2003, the Company was successful in obtaining an amendment from the Bank reducing this covenant from $8,000,000 to $7,500,000.






The principal payments of long-term debt are as follows:


                                                                  $
                                           -------------------------

   2003                                                   1,153,663
   2004                                                          --
                                           -------------------------
                                                          1,153,663
                                           -------------------------
                                           -------------------------


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

As a result of this transaction, the Unsecured Loan Facility totaling $5,325,153 and dividends and accretion due on Series B Preferred Stock totaling $10,981,663 were converted into 25,000,000 Class C non-voting Preferred Stock with an issuance price and liquidation value of $12,500,000.

The Company's Board of Directors and the requisite number of stockholders of the Company also approved amendments to the Company's Second Amended and Restated Articles of Incorporation necessary to effect this capital restructuring. These amendments were to:

(1) increase the aggregate number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares;

(2) create a new class of authorized preferred stock, consisting of 30,000,000 authorized shares of Series C non-voting Preferred Stock, par value $0.001 ("Series C Preferred Stock"). The Series C Preferred Stock has an issuance price of $0.50 per share and a liquidation preference over the Series A Preferred Stock, Series B Preferred Stock and Common Stock (as may be adjusted for stock splits, dividends, combinations or other recapitalizations with respect to such shares). The Series C Preferred Stock shall not be entitled to voting rights, dividend rights or redemption rights;

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

(7) requires that dividends declared or any distribution, even upon or on any liquidation, dissolution or winding-up be shared among Series A preferred stock, Series B preferred stock and Class A voting common stockholders without any distinction as to classes, as on an as-if-converted to Class A common stock.

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

o The Series B preferred stock are now presented as part of shareholders' equity because of the elimination of the rights of holders to demand redemption and to receive a cumulative and preferred dividend. In addition, these shares are presented at their par value which increased the additional paid-in capital by $19,991.111;

Finally, in addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital, in accordance with quasi-organization rules. In addition, the Company reviewed the fair values of its assets and liabilities and determined that no adjustments were required to the recorded amounts.

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

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per common share would have been as follows:



                                            THREE MONTH        NINE MONTH      Three month       Nine month
                                           PERIOD ENDED      PERIOD ENDED     period ended     period ended
                                          SEPTEMBER 30,     SEPTEMBER 30,    September 30,    September 30,
                                                   2003              2003             2002             2002
                                                      $                 $                $                $
                                     -----------------------------------------------------------------------

Net loss attributable to common
  stockholders and holders of
  common stock equivalents                      197,561        41,690,810          979,828        3,163,016
Pro Forma loss                                  280,519        41,942,403        1,170,574        3,735,254
Basic and diluted loss per common
   share                                          (0.01)            (1.76)           (0.07)           (0.21)
Pro Forma basic and diluted loss
   per common share                               (0.01)            (1.77)           (0.08)           (0.25)



The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                              SEPTEMBER 30, 2003     September 30, 2002
                                                                               %                      %
                                                          ----------------------------------------------
                                                                            8.00                   8.00
      Average expected life (years)                                         3.00                   2.23
      Risk-free interest rate                                               96.8                   96.8
      Volatility                                                            0.00                   0.00
      Dividend yield



8.   CONTINGENCIES

In November 2001, a competitor filed a suit against the Company for non-infringement of a patent held by the Company. The competitor further claimed that the Company engaged in unfair competition and intentional interference with contract. A second competitor was joined in the suit as an alleged infringer of the Company's patent. The second competitor also claimed non-infringement of the Company's patent and that the Company engaged in unfair competition and intentional interference with contract. The suit also involves the competitors' allegation that the patent is invalid, as well as the first competitor's request for a declaration from the Court that the patent is unenforceable. The Company believes it has meritorious claims and defenses against the competitors. The competitors' unfair competition and intentional interference with contract claims against the Company have been dismissed with prejudice.

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

9. RESTRUCTURING COSTS

During the first quarter of fiscal 2002, the Company completed a restructuring of its operations it had begun in the last quarter of 2001 in order to reduce the company's ongoing operating costs. Severance costs attributable to employees terminated as a result of the restructuring totaled approximately $183,000.

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



BACKGROUND AND OVERVIEW

         The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at September 30, 2003, the Company had delivered a total of approximately 7,175 Digital Jukeboxes as compared with 5,724 Digital Jukeboxes delivered as at September 30, 2002. Management plans to devote significant resources to continue its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

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

         Total assets of the Company were approximately $16,050,000 at September 30, 2003, a decrease of approximately $2,605,000 from December 31, 2002. The decrease was primarily due to a reduction in cash and cash equivalents of approximately $1,164,000 which were used to reduce bank indebtedness by approximately $150,000 and repay long-term debt of approximately $1,616,000. In addition, investment in sales-type leases was reduced by approximately $1,995,000, and property, plant and equipment decreased by approximately $680,000, which was primarily attributable to the sale of both sales-type leases and jukeboxes for leasing to third parties. These decreases were offset by an increase in trade accounts receivable of approximately $1,100,000. Total liabilities of the Company also decreased as compared to December 31, 2002, from approximately $14,113,000 to $7,779,000 at September 30, 2003, primarily as a result of the conversion of unsecured loans from principal stockholders of $5,325,000 into Series C Preferred Stock, and the repayment of long-term debt in the amount of approximately $1,616,000. These decreases were offset by an increase in accounts payable and accrued liabilities of approximately $549,000.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002

         The Company incurred a net loss of approximately $198,000 during the three-month period ended September 30, 2003 ("the third quarter 2003") as compared to net gain of approximately $37,000 for the corresponding three-month period in 2002 ("the third quarter 2002").

         The Company had a net loss of approximately $1,375,000 during the nine-month period ended September 30, 2003 as compared to a net loss of approximately $136,000 for the corresponding nine-month period ended September 30, 2002.

         Net loss attributable to common stockholders was approximately $198,000 for the third quarter 2003, as compared to approximately $980,000 for the third quarter 2002. There was no non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock for the third quarter 2003, as compared to approximately $1,017,000 for the third quarter 2002 due to the Company's capital restructuring which removed the rights of Series B Preferred Stockholders to receive a cumulative and preferred dividend.

         Net loss attributable to common stockholders was approximately $41,691,000 for the nine-month period ended September 30, 2003, as compared to approximately $3,163,000 for the nine-month period ended September 30, 2002. The non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock of the Company, was approximately $1,049,000 for the nine-month period ended September 30, 2003, as compared to $3,027,000 for the nine-month period ended September 30, 2002.

         The beneficial conversion on Series A and Series B preferred stock was approximately $39,266,000 for the nine-month period ended September 30, 2003 as compared with $0 for the nine-month period ended September 30, 2002

         REVENUES

         Total revenues increased by approximately $2,023,000 or 33%, from approximately $6,087,000 in the third quarter 2002 to approximately $8,110,000 in the third quarter 2003. There was a decrease in revenues from leasing and financing of Digital Jukeboxes during the third quarter 2003 totaling approximately $443,000 which is attributable to a reduction in units due to the sale of both sales-type leases and jukeboxes for leasing. This decrease was, as described below, more than offset by an increase in music service revenues, and an overall increase in unit sales of Digital Jukeboxes.

         Revenues from the Digital Jukeboxes and parts increased by approximately $2,530,000 or 14%, from approximately $17,876,000 for the nine-month period ended September 30, 2002 to approximately $20,406,000 for the nine-month period ended September 30, 2003. This increase was offset by reduced revenues from jukebox leasing and financing. In addition, music service revenues increased by approximately $2,654,000 during the period. As a result, there was an overall increase in revenues from the Digital Jukeboxes for the nine-month period ended September 30, 2003.

         Music service revenues grew to approximately $2,906,000 for the third quarter 2003 as compared with approximately $1,953,000 for the third quarter 2002. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues. Revenue from Digital Jukebox sales amounted to approximately $10,717,000 for the nine-month period ended September 30, 2003 as compared with approximately $9,229,000 for the nine-month period ended September 30, 2002, with the increase primarily due to an overall increase in unit sales of digital jukeboxes.

         Digital Jukebox leasing and financing revenues declined to approximately $355,000 for the third quarter 2003, as compared to $797,000 for the third quarter 2002. This decrease is attributable to the sale of capital leases and jukeboxes for leasing to third parties, including the Company's customers.

         Digital Jukebox leasing and financing revenues declined to approximately $1,289,000 for the nine-month period ended September 30, 2003, as compared to $2,784,000 for the nine-month period ended September 30, 2002. The decrease is attributed to the sale of capital leases to third parties, including the Company's customers



         COST OF JUKEBOX AND PARTS REVENUES AND DIRECT OPERATING COSTS

         The cost of Digital Jukebox and parts revenues and direct operating costs increased by approximately $1,378,000, or 39%, from approximately $3,522,000 in the third quarter 2002 to approximately $4,900,000 during the third quarter 2003. This increase is due mainly to the increase in overall unit sales of digital jukeboxes which resulted in an increase in the royalties paid to publishing and record music companies as a result of an overall increase in the number of plays on the Digital Jukebox network as well as additional communication and maintenance costs due to the Company's increased installed base of Digital Jukeboxes.

         The cost of Digital Jukebox and parts revenues and direct operating costs increased by approximately $2,567,000 or 27%, from approximately $9,567,000 for the nine-month period ended September 30, 2002 to approximately $12,134,000 for the nine-month period ended September 30, 2003. The increase is due mainly to the increase in overall unit sales of digital jukeboxes which resulted in an increase in the royalties paid to publishing and record music companies as a result of an overall increase in the number of plays on the Digital Jukebox network as well as additional communication and maintenance costs due to the Company's increased installed base of Digital Jukeboxes


         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by approximately $346,000 or 29%, from approximately $1,197,000 in the third quarter 2002 to approximately $1,543,000 in the third quarter 2003. This increase is principally attributable to the professional costs in connection with the Ecast Inc. and Rowe International Inc. litigation. The legal proceedings are described in detail
Part II, Item 1-Legal Proceedings.

         General and administrative expenses increased by approximately $794,000, or 25%, from approximately $3,197,000 for the nine-month period ended September 30, 2002 to approximately $3,991,000 for the nine-month period ended September 30, 2003. This increase is principally attributable to the increase in professional costs associated with the Ecast Inc. and Rowe International Inc. litigation as well as an increase in provision for bad debt.


         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by approximately $394,000, or 106%, from approximately $372,000 in the third quarter 2002 to approximately $766,000 in the third quarter 2003. This increase in research and development expense is in large part due to costs incurred in respect of ongoing development and design of existing projects.

         Research and development expenses increased by approximately $1,085,000 or 97%, from approximately $1,113,000 for the nine-month period ended September 30, 2002 to approximately $2,198,000 for the nine-month period ended September 30, 2003. This increase in research and development expense is in large part due to costs incurred in respect of new and ongoing development and design of existing projects.

         During the nine-month periods ended September 30, 2002 and 2003, the Company recorded as a reduction of expenses approximately $525,000 and $324,000 respectively of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures.

         SALES AND MARKETING EXPENSES

         Sales and marketing expenses decreased by approximately $81,000, or 10%, from approximately $845,000 in the third quarter 2002 to approximately $764,000 in the third quarter 2003.

         Sales and marketing expenses decreased by approximately $205,000, or 9%, from approximately $2,274,000 for the nine-month ended September 30, 2002 to approximately $2,069,000 for the nine-month period ended September 30, 2003. This decrease was principally due to the reductions in the Company's sales related costs.


         INTEREST EXPENSE

         Interest expense decreased by approximately $154,000, or 51%, from approximately $301,000 in the third quarter 2002 to approximately $147,000 in the third quarter 2003. This decrease is primarily due to the overall reduction in the capital amount of the Jukebox Term Loan and the conversion of the unsecured Loan Facility The Jukebox Term Loan and the Unsecured Loan Facility are described below under the caption "Liquidity and Capital Resources."

         Interest expense decreased by approximately $243,000, or 28%, from approximately $883,000 for the nine-month period ended September 30, 2002 to approximately $640,000 for the nine-month period ended September 30, 2003. This decrease in the Company's interest expense is mainly attributable to a reduction in principal amount borrowed under the Jukebox Term Loans, CED Term Loan and Line of Credit (each as defined below under the caption "Liquidity and Capital Resources" ).


         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense decreased by approximately $49,000, or 13%, from approximately $368,000 in the third quarter 2002 to approximately $319,000 in the third quarter 2003. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes being held by the Company as capital assets.

         Depreciation and amortization expenses decreased by approximately $161,000, or 13%, from approximately $1,208,000 for the nine-month period ended September 30 2002 to approximately $1,047,000 for the nine-month period ended September 30, 2003. This decrease in depreciation and amortization costs resulted primarily from fewer Digital Jukeboxes held by the Company as capital assets.


         FOREIGN EXCHANGE LOSSES

         The Company experienced a foreign exchange loss of approximately $37,000 during the third quarter 2003 and $35,000 for the nine-month period ended September 30, 2003 as compared to a foreign exchange gain of approximately $31,000 during the third quarter of 2002 and a foreign exchange loss of $31,000 for the nine-month period ended September 30, 2002. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.


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

         In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED TERM LOAN"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. As at September 30, 2003, approximately $51,000 was outstanding under the CED Term Loan. The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $10,244 over a 36-month period that will end in February 2004.

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

         As a result of this transaction, the Unsecured Loan Facility totaling $5,325,000 and dividends and accretion due on Series B Preferred Stock totaling $10,981,663 were converted into 25,000,000 Class C non-voting Preferred Stock with an issuance price of $12,500,000.

         The Company's Board of Directors and the requisite number of stockholders of the Company also approved amendments to the Company's Second Amended and Restated Articles of Incorporation necessary to effect this capital restructuring. These amendments were to:

(1) increase the aggregate number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares;

(2) create a new class of authorized preferred stock, consisting of 30,000,000 authorized shares of Series C non-voting Preferred Stock, par value $0.001 ("Series C Preferred Stock"). The Series B preferred stock has an issuance price of $0.50 per share and a liquidation preference over the Series A Preferred Stock, Series B Preferred Stock and Common Stock (as may be adjusted for stock splits, dividends, combinations or other recapitalizations with respect to such shares). The Series C Preferred Stock shall not be entitled to voting rights, dividend rights or redemption rights.

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

(7) requires that dividends declared or any distribution even upon or on any liquidation, dissolution or winding-up be shared among Series A preferred stock, Series B preferred stock and Class A voting common stockholders without any distinction as to classes, as on an as-if-converted to Class A common stock.

         In addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the Company's accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital.

         The agreements as amended between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit, each contain a covenant that requires the Company to maintain a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. See Part II, Item 3 below for a discussion regarding the Company's failure as at September 30, 2003 to comply with the terms of a covenant regarding net shareholders' equity set forth in the agreements with the National Bank of Canada governing the Company's term loan facilities and operating line of credit. More specifically, this covenant required the Company to maintain a net shareholders' equity amount, as defined in the agreements, of at least $8 million. Subsequent to September 30, 2003, the Company was successful in obtaining an amendment from the Bank reducing this covenant to $7,500,000.

         The Company has contractual obligations totaling approximately $2,988,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space.

      -----------------------------------------------------------------------------------------------------------
                                                               PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                      TOTAL        LESS THAN 1 YEAR(1)          MORE THAN 1 YEAR(2)
      -----------------------------------------------------------------------------------------------------------
      BANK INDEBTEDNESS                          850,000                    850,000                            -
      -----------------------------------------------------------------------------------------------------------
      LONG TERM DEBT(3)                        1,153,664                  1,153,664                            -
      -----------------------------------------------------------------------------------------------------------
      CAPITAL LEASE OBLIGATIONS                        -                          -                            -
      -----------------------------------------------------------------------------------------------------------
      OPERATING LEASES                           983,887                    264,159                      719,728
      -----------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              2,987,551                  2,267,823                      719,728
      -----------------------------------------------------------------------------------------------------------

      (1) Refers to "less than 1 year" from October 1, 2003.
      (2) Refers to "more than 1 year" from October 1, 2003.
      (3) The long-term debt refers to the Company's obligations under the CED Term Loan and the Jukebox Term Loan.

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

         The Company's ability to continue as a going concern is dependent principally on its ability to achieve profitable operations, continue to generate positive cash flows from operations, comply with its debt covenants, obtain the continued support of its principal stockholders and repay its debts as they become due. The outcome of these matters cannot be predicted at this time.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

           The Company is currently in a dispute with Ecast Inc. and Rowe International Inc., competitors of the Company, over whether Ecast and Rowe are infringing the Company's U.S. Patent No. 6,308,204, which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. The dispute also involves Ecast's and Rowe's allegations that the Company engaged in unfair competition and intentional interference with contract, as well as Ecast's and Rowe's allegation that U.S. Patent No. 6,308,204 is invalid. The dispute further involves Ecast's request for a declaration from the Court that U.S. Patent No. 6,308,204 is unenforceable. In August 2003, the Court denied an attempt by Ecast and Rowe to obtain summary judgment of non-infringement of U.S. Patent No. 6,308,204 The parties have submitted additional motions for summary judgment, which are currently pending. The patent claims with respect to Rowe have been stayed as a result of Rowe's bankruptcy proceedings. Ecast and Rowe have dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company. For more information regarding this dispute, see note 8 of the Financial Statements contained in Part I of the Company's Form 10-QSB for the period ended September 30, 2003.

         The Company has resolved a dispute with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company remains involved in a dispute with the Society of European Stage Authors and Composers ("SESAC"}. For more information regarding this dispute, see note 8 of the Financial Statements contained in Part I of the Company's Form 10-QSB for the period ended September 30, 2003.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES


         The agreements between the Company and the National Bank of Canada (the "Bank") governing the CED Term Loan, the Jukebox Term Loan, and the Line of Credit, each as defined in Note 5 to the Company's financial statements set forth in Item 1 of this Form 10-QSB, contain a covenant that requires the Company to maintain a net shareholders' equity, as defined the agreement, of at least $8 million (the "Covenant"). If the Company fails to comply with the Covenant, the Bank has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. As of September 30, 2003, approximately $1,155,000 (in the aggregate) is outstanding under the CED Term Loan and the Jukebox Term Loan and the Company has drawn down $850,000 on the Line of Credit.

         As at September 30, 2003, the Company had not satisfied the terms of the Covenant. However, subsequent to September 30, 2003, the Company was successful in obtaining an amendment from the Bank reducing this covenant to $7,500,000.



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     (b) The Company has not filed any reports or Form 8-K for the three month period ended September 30, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOUCHTUNES MUSIC CORPORATION


Dated: November 19, 2003            By: /s/ John Perrachon
                                        ----------------------
                                        John Perrachon
                                        Chief Executive Officer, President
                                        and Director


Dated: November 19, 2003            By: /s/ Matthew Carson
                                        ------------------
                                        Matthew Carson
                                        Vice President Finance and
                                        Chief Financial Officer (Principal
                                        Financial Officer)

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



Date: November 19, 2003
                                 /s/ John Perrachon
                                 ------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director

                                 CERTIFICATIONS

I, Matthew Carson, certify that:

6. I have reviewed this quarterly report on Form 10-QSB of TouchTunes Music Corporation;

7. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: November 19, 2003

                             /s/ Matthew Carson
                             ------------------
                             Matthew Carson
                             Vice President Finance and Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION


3 (i) Third Amended and Restated Articles of Incorporation. Reference is made to Exhibit 4.1 of the Company's Report on Form 8-K filed on June
          13, 2003, which Exhibit is incorporated herein by reference.

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