Form 10KSB
period 2003-12-31
TOUCHTUNES MUSIC CORP
filed 2004-03-30
CIK 894568

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

/ / TRANSITION REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NO. 33-55254-447

                               -------------------

                          TOUCHTUNES MUSIC CORPORATION
                 (Name of small business issuer in its charter)


                         NEVADA                                                 87-0485304
            (State or other jurisdiction of                      (I.R.S. Employer Identification Number)
             incorporation or organization)

           1800 EAST SAHARA AVENUE, SUITE 107                                     89104
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

                               -------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenue for its most recent fiscal year. ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR WAS $28,185,398.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. THE AGGREGATE MARKET VALUE FOR THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES AS OF MARCH 26, 2004 WAS APPROXIMATELY $1,265,623

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 26, 2004, THE TOTAL NUMBER OF SHARES OF CLASS A VOTING COMMON STOCK OUTSTANDING WAS 14,827,394.

     Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I
                  Item 1.      Description of Business ..............................................  1
                  Item 2.      Description of Property ..............................................  7
                  Item 3.      Legal Proceedings ....................................................  7
                  Item 4.      Submission of Matters to a Vote of Security Holders  .................  8

PART II
                  Item 5.      Market for Common Equity and Related Stockholder Matters .............  9
                  Item 6.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations ............................................ 10
                  Item 7.      Financial Statements ................................................. 15
                  Item 8.      Changes in and Disagreements with Accountants regarding Accounting and Financial Disclosure ............................................. 15

PART III
                  Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                               Compliance with Section 16(a) of the Exchange Act .................... 16
                  Item 10.     Executive Compensation ............................................... 18
                  Item 11.     Security Ownership of Certain Beneficial Owners and Management ....... 22
                  Item 12.     Certain Relationships and Related Transactions ....................... 25
                  Item 13.     Exhibits and Reports on Form 8-K ..................................... 26
                  Item 14.     Controls and Procedures .............................................. 26
                  Item 15.     Principal Accountant Fees and Services ............................... 27

EXHIBIT INDEX


                                     PART I

         THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (AS AMENDED, THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (AS AMENDED, THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS THAT ARE NOT WITHIN THE CONTROL OF TOUCHTUNES MUSIC CORPORATION.

         Note that all dollar amounts set forth in this annual report on Form 10-KSB are in United States dollars, except where otherwise indicated, and references herein to "CDN" are to Canadian dollars.

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  ORGANIZATION

         TouchTunes Music Corporation (the "COMPANY") is a Nevada corporation formed in 1990. The Company is involved in the digital distribution of music content to music-on-demand applications. The first such music-on-demand application developed by the Company was its floor model digital jukebox, the Genesis. In November 2001, the Company commenced commercial sale of its wall-mounted digital jukebox, the Maestro. During 2003, the Company began selling the Rhapsody, a floor model digital jukebox, which is an updated version of the Genesis. The company no longer manufactures the Genesis jukebox. The Genesis,

Rhapsody and Maestro models are referred to in this annual report, collectively as the "Digital Jukeboxes." Since acquiring the exclusive rights to a patented technology for its Digital Jukeboxes in December 1994, the Company has concentrated most of its efforts on the development and marketing of its Digital Jukeboxes.

         Based upon available information, the Company's management believes that it has become the leading provider of digital jukeboxes in the United States and a significant digital distributor of music content, downloading approximately 300,000 songs per month. The Company is actively developing new music-on-demand products and applications as part of its strategy to leverage its existing technology, music content, and strategic relationships.

         The Company's network of Digital Jukeboxes currently plays approximately 17 million songs to an estimated audience of approximately three million people each month. This makes the digital jukebox network an attractive alternative to radio for record companies and their artists.

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

(c)  INDUSTRY

         The Digital Jukeboxes were primarily developed for the jukebox industry. Based upon available information, the Company's management believes that approximately 250,000 conventional jukeboxes are in operation in the United States and approximately 5,000 new units were sold in 2003. There are approximately 2,300 jukebox operators who own these conventional jukebox units, which are placed in restaurants, bars, and other similar business venues. Annual gross coinage jukebox revenue in the industry amounts to approximately $2 billion, of which, on average, approximately 50% is retained by location owners and 50% is retained by jukebox operators. The previous significant technological change in the industry occurred in 1987 when CD jukeboxes were introduced; older vinyl jukeboxes were no longer being manufactured by 1991. The Company expects the industry to shift to digital technology.

(d)  PATENTS

         To protect its technology, the Company has filed a total of 30 international patent applications in the United States, Europe, Canada, and Japan.

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

         As of March 26, 2004, eleven (11) patents have been granted in Europe and nine (9) patents have been granted in the United States. Generally, the patents will expire sometime between 2020 and 2025.

         There can be no assurances as to the scope, validity, or value of such patents and patent applications, nor as to their freedom from infringement by others.

(e)  PROMOTION AND MARKETING

         The Company promotes the Digital Jukeboxes through advertising, its web-site, spotlight shows, on-site demonstrations, direct mailings, banner ads, and on-premise promotional items. The Company also attends most major and selected minor industry trade shows and exhibitions. The major trade show in which the Company participates each year is the Amusement & Music Operators Association held September each year. This event attracts most major participants in the coin-operated industry and generates orders from jukebox operators for the Digital Jukeboxes.

         The Company also participates in various conferences and trade shows relating to music licensing and downloading, as well as conferences and shows concerning business interests related to the Company's future operations.

         The Company's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Company manufactures and sells the Digital Jukeboxes to the jukebox operators and provides additional music services. The Company arranges for (i) the renewal and payment of licensing fees to the performing rights societies, (ii) the accountability and disbursements of royalty payments to the record label companies and publishing companies, and
(iii) the ongoing provision of music selections to jukebox operators. The Company sells its Genesis and Rhapsody models at a price of $6,695 and its Maestro model at a price of $6,390. Also, the Company provides music services to the jukebox operators under two types of agreements: (i) the elite music and service agreement for which the Company charges a minimum fee of $29 per week, which increases to a maximum of $49 per week based on the level of revenues derived from the operation of the Digital Jukeboxes and, (ii) the fixed-rate music and service agreement which provides for a fixed weekly fee of either $9.95 or $12.95, depending upon the number of Digital Jukeboxes owned by the jukebox operator, and a fee of $0.04 per song played.

         In addition, the Company has a portfolio of approximately 925 Digital Jukebox leases with jukebox operators, which each have a term of five years. These lease agreements provide for a rate of $69 to $89 per week based on the level of revenues derived from the operation of the Digital Jukeboxes, of which $40 per week is attributed to the cost of the Digital Jukebox. The Company has sales and lease agreements with approximately 300 jukebox operators. Therefore, the loss of any one operator would not have a material impact on the Company's business.

         As at December 31, 2003, the Company had delivered a total of approximately 7,723 Digital Jukeboxes to jukebox operators, of which approximately 7,655 units had been installed in various locations in the United States.

(f)  CUSTOMER SERVICE AND TECHNICAL SUPPORT

         The Company has established customer service and technical support departments focused on providing the Company's customers with value beyond the purchase or lease of the Company's Digital Jukeboxes. The customer service and technical support is through a toll-free telephone number. The Company also conducts jukebox installation training sessions, providing education and insight into the use of the Company's Digital Jukeboxes.

(g)  MANUFACTURING, ASSEMBLING AND DISTRIBUTION

         The Company has secured rights to play music owned by five major record label companies (Universal Music Group, BMG North America, Warner Music Group, EMI Music Group and Sony Music), as well as

Univision, which is the largest Latin label, and many other independent record labels. The rights obtained are based on a pay-per-play royalty fee structure. During the year, the Company entered into a three year agreement with Sony Music.

         The Company has also obtained publishing rights from the five major publishing companies (Warner Chappell, Sony/ATV/Music Publishing, Universal Music Publishing, Careers - BMG Music Publishing Inc. and EMI Entertainment World Inc.), which generally have a term ranging from one to five years and expiration dates ranging from 2004 to 2006, as well as rights from over 300 other independent publishing companies. The agreements with the independent publishing companies have terms ranging from one to three years and expiration dates ranging from 2004 to 2006. The publishing rights obtained are based on a royalty payable, determined either each time a song is digitally reproduced or downloaded on a Digital Jukebox or on a pay-per-play fee structure. The Company continues to negotiate with publishing companies for the right to play music owned by them on the Digital Jukeboxes.

         In March 2004 the Company entered into license agreements which expire June 30, 2008 with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. Under these agreements, which were effective July 1, 2003, the Company licensed the rights to perform all music in the licensed repertory of ASCAP and BMI for a fixed annual fee per jukebox operated by the Company.

         The Company has entered into an agreement with Bose Corporation ("BOSE")for the commercial manufacturing of the Digital Jukeboxes. The Company has also entered into an agreement with 146473 Canada Inc. to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The Company has arrangements with various telecommunication companies to obtain access into their TCP/IP networks, enabling the digital downloading of music content to its Digital Jukeboxes.

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

         During 2003, the Company launched two new products. The first product, the Rhapsody floor model digital jukebox, was launched in November 2003. The Rhapsody model is an updated version of the Genesis model jukebox. The Genesis jukebox is no longer manufactured by the Company.

         The second new product launched by the Company during 2003 was Tune Central. Tune Central allows the Company's customers to select and instantly download a song from a library of over 120,000 songs.

         The Company's growth will be dependent upon the rate of market penetration of the Digital Jukeboxes, revenues generated from sales, leasing, music services, and advertising on the Digital Jukeboxes, enhancements to the Digital Jukeboxes, as well as the introduction of new products and applications. There can be no assurance that any such market penetration and revenue growth will be achieved, or such new products, applications or enhancements will achieve market acceptance. If the Company was unable, due to resource or technological constraints or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's business, operating results, cash flows, and financial condition.

         The Company's research and development expenses were approximately $3,044,000 in 2003 and $2,346,000 in 2002.

(i)  COMPETITION

         Competition in the manufacture, distribution, and use of conventional jukeboxes is intense. Some manufacturers have other lines of equipment, which they produce in addition to conventional jukeboxes, within the amusement/entertainment industry. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors. All of these manufacturers have far greater experience in the jukebox industry than the Company.

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


(j)  EMPLOYEES

         As at December 31, 2003, the Company and its wholly-owned subsidiary, TouchTunes Digital, had a total of 99 employees, which includes 24 in sales, marketing, customer service and customer support, 48 in development, quality assurance and network operations, and 27 in music-related activities, general and administration. All employees are engaged on a full-time basis. See also
Item 10 (c), "Employment Agreements".


(k)  TOUCHTUNES DIGITAL

         Through a series of investments made from 1997 to 1999, Societe Innovatech du Grand Montreal and CDP Capital Technologies (formerly known as CDP Sofinov) acquired an aggregate of: (i) debentures of TouchTunes Digital in the principal amount of $20,330,579 and (ii) equity of TouchTunes Digital in the principal amount of $4,000,000 CDN. In December 1999, pursuant to a share exchange agreement and an amended debenture put right agreement with the Company, Societe Innovatech du Grand Montreal and CDP Capital Technologies exchanged their shares and debentures of TouchTunes Digital for, in the aggregate, 12,843,960 shares of the Company's Series A preferred stock, par value $0.001 per share ("SERIES A PREFERRED STOCK").

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns no real estate. TouchTunes Digital's principal executive offices are located at 3 Commerce Place, 4th Floor, Nun's Island, Verdun, Quebec, Canada. Effective March 1, 1998, TouchTunes Digital entered into a new lease with the existing landlord for a term of 10 years with respect to these executive offices, which are comprised of 13,724 square feet of office space. The annual rent is $240,170 CDN. Any renovations and improvements to the leased premises in Quebec are the responsibility of the landlord.

         Effective December 1, 2002, the Company entered into a three year lease for 11,130 square feet of office space at 180 Lexington Drive, Buffalo Grove, Illinois at an annual rental of $83,475 for use as a sales and marketing office as well as warehouse space. The Company also leases office space on a month-to-month basis at 114 Montgomery Avenue, Level B, Oreland, Pennsylvania and at 1800 East Sahara, Suite 107, Las Vegas, Nevada, both at nominal annual rentals.

         In the opinion of the Company's management, the above-mentioned properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently in a dispute which began in November 2001 with Ecast Inc. ("Ecast") and Rowe International Inc. ("Rowe"), competitors of the Company, regarding infringement of the Company's U.S. Patent No. 6,308,204 ("the '204 patent"), which covers a digital jukebox system that allows for the jukebox operating software to be updated remotely. The dispute also involved Ecast's and Rowe's allegations that the Company engaged in unfair competition and intentional interference with contract, as well as Ecast's and Rowe's allegation that the '204 patent is invalid. The dispute further involved a requested declaration from the Court that the '204 patent is unenforceable. In August 2003 and January 2004, the U.S. District Court for the Northern District of California denied attempts to obtain summary judgment of non-infringement of the '204 patent. The patent claims with respect to Rowe have been stayed as a result of Rowe's bankruptcy proceedings. In December 2003, the Court found that Ecast infringed the '204 patent, at least through August 18, 2003. Ecast and Rowe dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company in October 2003. The dispute will go to trial on April 26, 2004 to determine the relief to which the Company is entitled for Ecast's infringement and whether that infringement was willful.

         An expert witness hired by the Company has determined Ecast's liability to be around $6 - $7 million and should it be found by the jury that Ecast's infringement was willful, damages could be tripled.

         The Company is also currently in a separate dispute (commenced December 3, 2003) with Ecast and Rock-Ola Manufacturing Corporation ("Rock-Ola"), competitors of the Company, over whether post-August 18, 2003 versions of the Ecast systems also infringe the '204 patent, whether Rock-Ola's digital jukebox system infringes the '204 patent, and whether the Company infringes U.S. Patent No. 5,341,350 ("the '350 patent"). The parties have pled various defenses and counterclaims to the respective allegations made against them, including contentions that the respective patents are not infringed and/or invalid. This dispute also involves Ecast's and Rock-Ola's allegations that the '204 patent is unenforceable. The dispute further involves various state-law counterclaims by Ecast based upon statements allegedly made by the Company. Ecast sought a preliminary injunction against the Company on January 21, 2004, based upon the Company's alleged infringement of the '350 patent. The U.S. District Court for the Northern District of California denied the motion on March 4, 2004, noting that "Ecast cannot show a sufficient likelihood of success on the merits of its case at this time" and that the Company had raised "substantial questions" regarding the alleged infringement and validity of claims of the '350 patent. See Order Denying Plaintiff's Motion for Preliminary Injunction (Case No. C 03-4516 PJH N.D. Cal. Mar. 4, 2004). The Court also instructed Ecast and the Company to brief the issue of whether Ecast has standing to sue under the '350 patent.

         In March 2004, the Company entered into five year agreements, effective July 1, 2003, with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company also entered in settlement agreements with ASCAP and BMI for the periods prior to July 1, 2003. These settlements had no impact on the Company's reported financial results.

         The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC").


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2003.

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


                                                                               BID PRICES ($)          ASKED PRICES ($)
                                                                               --------------          ----------------
                                                                              HIGH         LOW         HIGH         LOW
                                                                              ----         ---         ----         ---
   2002
   First Quarter   ......................................................    $0.45        $0.31       $0.54        $0.41
   Second Quarter    ....................................................    $0.37        $0.25       $0.52        $0.35
   Third Quarter ........................................................    $0.35        $0.25       $0.51        $0.45
   Fourth Quarter .......................................................    $0.30        $0.17       $0.51        $0.40
   2003
   First Quarter   ......................................................    $0.22        $0.20       $0.57        $0.35
   Second Quarter    ....................................................    $0.25        $0.15       $0.57        $0.22
   Third Quarter ........................................................    $0.33        $0.20       $0.51        $0.28
   Fourth Quarter .......................................................    $0.35        $0.21       $0.51        $0.29




         On March 26, 2004, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.30 per share and $0.35 per share, respectively. On that date, there were approximately 450 holders of record of Common Stock.

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

(b)  RECENT SALES OF UNREGISTERED SECURITIES

         In the past three years, the Company has made the following five private placements of unregistered securities pursuant to an exemption from registration under Section 4(2) of the Securities Act:

     (1) the issuance of convertible debentures to CDP Capital Technologies and CDP Capital Communications in December 2002 as described below in Item 6 (l), "Liquidity and Capital Resources"

     (2) the issuance of warrants to purchase 140,000 shares of Class A Common Stock at a price of $0.42 per share to a record label company in April 2002. The warrants are exercisable until January 4, 2005

     (3) the issuance of warrants to purchase 110,000 shares of Class A Common Stock at a price of $0.32 per share to a record label company in June 2002. The warrants are exercisable until December 31, 2004

     (4) the issuance of 100,000 shares of Class A Common Stock, par value $0.001 per share, to a record label company in April 2002

     (5) the issuance of 68,750 shares of Class A Common Stock, par value $0.001 per share, to John Perrachon, the President and Chief Executive Officer of the Company, in December 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE DISCUSSION AND ANALYSIS BELOW CONTAIN TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS THAT ARE NOT WITHIN THE COMPANY'S CONTROL.

         The following discussion and analysis should be read in conjunction with the Company's Audited Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this annual report. Reference is also made to the risk factors and other business information described above in Item 1, "Description of Business," which information is incorporated herein by reference.


(a)      OVERVIEW

         The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukeboxes. Revenues, since September 1998, have been generated from the sale and leasing of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at December 31, 2003, the Company had delivered a total of 7,723 Digital Jukeboxes, as compared with 6,050 units delivered as at December 31, 2002. Management plans to devote significant resources to continuing its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities to apply its technology to other music-on-demand products and applications in other industries.

         The Company plays approximately 17 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record labels and their artists. These factors should assist the Company in obtaining and/or renewing agreements with various record companies.

(b)      REVENUES

         Revenues from the Digital Jukeboxes amounted to approximately $28.2 million for the year ended December 31, 2003, as compared to approximately $23.8 million for the year ended December 31, 2002. Digital Jukebox sales and music service revenues amounted to approximately $26.4 million for the year ended December 31, 2003, as compared to approximately $19.8 million for the year ended December 31, 2002. The increase in jukebox sales and music service revenues was primarily a result of increased unit sales of Digital Jukeboxes in 2003 as compared to 2002 as well as the increase in the number of Digital Jukeboxes installed in the Company's digital jukebox network, which generate recurring music service revenues.

(c)      COST OF DIGITAL JUKEBOX REVENUES AND DIRECT OPERATING COSTS

         The cost of jukebox revenues and direct operating costs increased by approximately $3.4 million from $13.1 million for the year ended December 31, 2002 to $16.5 million for the year ended December 31, 2003. The overall increase in the unit sales of Digital Jukeboxes in 2003 resulted in an increase in the cost of Digital Jukebox revenues. Due to the increase in Digital Jukebox revenues, the number of songs played over the Company's digital jukebox network increased, thereby increasing the royalties paid to record labels and publishers. The commissions paid to the Company's distributors also increased as a consequence of the increase in the unit sales of Digital Jukeboxes.

(d)      RESEARCH AND DEVELOPMENT COSTS

         Research and development expenses increased by approximately $0.7 million or 30% from approximately $2.3 million for the year ended December 31, 2002 to approximately $3.0 million for the year ended December 31, 2003. This increase in research and development expenses was principally due to an increase in research and development effort, including the hiring of new employees, for new products and releases such as Tune Central and Rhapsody.

As at December 31, 2003, the Company recorded as a reduction of expenses $362,300 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the period 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate the amount of ITC to be ultimately received. During the third quarter of 2002, the Company underwent an audit by the relevant taxing authority which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's which should be approved for payment. As a result of the audit, the Company recorded $525,000 in ITC's as at December 31, 2002.

(e)      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by approximately $0.7 million or 14% from approximately $4.6 million for the year ended December 31, 2002 to $5.3 million for the year ended December 31, 2003. This increase is attributable to increased salary costs and the legal and professional costs incurred with respect to the Company's legal proceedings with E-Cast Inc. and Rowe International Inc. described in more detail above in Item 3, "Legal Proceedings".

(f)      SALES AND MARKETING EXPENSES

         Sales and marketing costs increased by approximately $0.8 million or 33% from approximately $2.3 million for the year ended December 31, 2002 to approximately $3.1 million for the year ended December 31, 2003. This increase is mainly attributable to the hiring of new employees and increases in commissions paid to the Company's sales personnel due to the increased volume of Digital Jukeboxes sold in 2003. In addition, advertising and promotional costs increased due to the Company's introduction of new products in 2003.

(g)      INTEREST EXPENSE

         Interest expense decreased by approximately $0.47 million or 38% from approximately $1.2 million for the year ended December 31, 2002 to $0.77 million for the year ended December 31, 2003. The main sources of funding were the Line of Credit and Jukebox Term Loan (as these are defined in Item 6(l) below) with the National Bank of Canada.

         In June 2003, the Company completed a capital restructuring providing for the conversion of its Unsecured Loan Facility and Debentures (as these are defined in Item 6(l) below) with Caisse de Depot et Placement du Quebec into Series C preferred stock (as defined below). As a result no interest was incurred on these debts subsequent to March 31, 2003.

         Interest expense for the year on the Unsecured Loan Facility and Debentures decreased from approximately $679,000 in 2002 to approximately $254,000 in 2003.

         Interest expense on the Jukebox Term Loan decreased from approximately $308,000 in 2002 to approximately $122,000 in 2003 as the Company reimbursed approximately $1.9 million of principal on the loan.

          For more information regarding the Jukebox Term Loan and Line of Credit with the National Bank of Canada and the Unsecured Loan Facility and Convertible Debentures with Caisse de Depot et Placement du Quebec, see the discussion below under Item 6(l), "Liquidity and Capital Resources."

(h)      DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expenses decreased by approximately $0.2 million or 11% from approximately $1.6 million for the year ended December 31, 2002 to approximately $1.4 million for the year ended December 31, 2003. This decrease is primarily attributable to fewer Digital Jukeboxes held by the Company as capital assets as these assets were sold to third parties.

(i)      RESTRUCTURING COSTS

         During the first quarter of the year ended December 31, 2002, the Company completed the second and final phase of the restructuring of its operations (which began in the last quarter of 2001). Included in the restructuring costs are $183,000 of severance costs plus $80,000 for the closing of an office. No restructuring costs were incurred during fiscal year ended December 31, 2003.

(j)      DISCLOSURE OF CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR DOUBTFUL ACCOUNTS - METHODOLOGY

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

WARRANTY PROVISION - METHODOLOGY

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

(l)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's funding has come principally from a group of two investors: Societe Innovatech du Grand Montreal and Caisse de Depot et Placement du Quebec ("CDPQ") (formerly CDP Capital Technologies and CDP Capital Communications ). To date, they have collectively invested approximately $43 million in the Company, which has provided the Company with sufficient capital resources to finance its start-up activities and to commence commercial operations. Financing arrangements with the National Bank of Canada are another significant source of funding for the Company's operations.

         In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED Term Loan"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. As at December 31, 2003, approximately $21,000 was outstanding under the CED Term Loan. The CED Term Loan bears interest at the National Bank of Canada's Canadian prime rate plus 3.5%. Principal repayment of the loan is in equal payments of $10,244 over a 36-month period that ended in February 2004.

         In April 1999, TouchTunes Digital entered into a jukebox term loan facility (the "Jukebox Term Loan") providing for loans aggregating approximately $10.4 million with the National Bank of Canada to finance the cost of manufacturing the Digital Jukeboxes. The interest rate on the Jukebox Term Loan is priced at the National Bank of Canada's U.S. base rate, plus 2.55%. Additional compensation must be paid to the National Bank of Canada each year equal to 0.5% of the Company's annual gross revenues as defined under the Jukebox Term Loan. The Jukebox Term Loan was repaid in full on March 26, 2004.

         The CED Term Loan and Jukebox Term Loan are each secured by a lien on the past, present, and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

         In May 2000, the Company issued an aggregate of 8,888,889 shares of Series B preferred stock par value $0.001, ("Series B Preferred Stock") to CDP Capital Technologies and CDP Capital Communications. Specifically, the Company issued 2,222,222 shares of Series B Preferred Stock to CDP Capital Technologies in exchange for the conversion of $5.0 million in prior advances to the Company. The remaining 6,666,667 shares of Series B Preferred Stock were issued to CDP Capital Communications in exchange for proceeds consisting of (i) $14.0 million in cash and (ii) $1.0 million previously advanced by CDP Capital Communications to the Company.

         In May 2001, TouchTunes Digital obtained an operating line of credit (the "Line of Credit") from the National Bank of Canada in the amount of $500,000 bearing interest at the National Bank of Canada's U.S. prime rate plus 1.25%, which was subsequently increased in September 2001 to $1 million. The Line of Credit is also secured with a lien on the past, present, and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit.

         In May 2003, the Line of Credit was increased from $1 million to $2 million.

         In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5 million. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3 million and $2 million, respectively. As at March 31, 2003, $3.5 million had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes") excluding accrued interest of $0.8 million thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

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

         As a result of this transaction, the Unsecured Loan Facility and Debentures totaling $5,325,000 and dividends and accretion due on Series B Preferred Stock totaling $10,981,663 were converted into 25,000,000 Class C Preferred Stock (as defined below) with an issuance price of $12,500,000.

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

(6) reduce the voting rights of the Series A Preferred Stock and Series B Preferred Stock to one vote per each outstanding share of Preferred Stock, in lieu of one vote per share of Common Stock into which a holder's Preferred Stock could be converted; and

(7) require that dividends declared or any distribution even upon or on any liquidation, dissolution or winding-up be shared among Series A Preferred Stock, Series B Preferred Stock and Common Stock holders without any distinction as to classes, as on an as-if-converted to Common Stock.

         As a result of the quasi-reorganisation rules, the Company reviewed the fair values of its assets and liabilities and determined that no adjustments were required to the recorded amounts.

         In addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the Company's accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital.

         The agreements as amended between the Company and the National Bank of Canada governing the CED Term Loan, the Jukebox Term Loan, and the Line of Credit, each contain a covenant that requires the Company to maintain a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the loans outstanding under the CED Term Loan and the Jukebox Term Loan, as well as any funds drawn down on the Line of Credit. As at September 30, 2003, the Company failed to comply with the terms of the covenant regarding net shareholders' equity set forth in the agreements with the National Bank of Canada governing the Company's term loan facilities and operating line of credit. More specifically, this covenant required the Company to maintain a net shareholders' equity amount, as defined in the agreements, of at least $8 million. Subsequent to September 30, 2003, the Company was successful in obtaining an amendment from the Bank reducing this covenant to $7,500,000.

         The Company has contractual obligations totaling approximately $3,627,000. These relate to payments due under the Company's long-term debt obligations described above, capital lease obligations, and operating leases. The capital leases are principally for computer equipment, while the operating leases are primarily related to office space.



      ------------------------------ ----------------------------------------------------------------------------
                                                                PAYMENTS DUE BY PERIOD
      ------------------------------ -------------------- -------------------------- ----------------------------
      CONTRACTUAL OBLIGATIONS               TOTAL            LESS THAN 1 YEAR(1)         MORE THAN 1 YEAR(2)
      ------------------------------ -------------------- -------------------------- ----------------------------
      BANK INDEBTEDNESS                        1,900,000                  1,900,000                           --
      ------------------------------ -------------------- -------------------------- ----------------------------
      LONG TERM DEBT(3)                          777,636                    777,636                           --
      ------------------------------ -------------------- -------------------------- ----------------------------
      OPERATING LEASES                           949,843                    269,322                      680,521
      ------------------------------ -------------------- -------------------------- ----------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              3,627,479                  2,946,958                      680,521
      ------------------------------ -------------------- -------------------------- ----------------------------

      (1) Refers to "less than 1 year" from January 1, 2004.
      (2) Refers to "more than 1 year" from January 1, 2004.
      (3) The long term debt refers to the Company's obligations under the CED Term Loan and the Jukebox Term Loan.

         The Company's capital requirements may vary based upon the success of its Digital Jukeboxes, competitive developments, or if its anticipated cash flow from operations is less or more than expected and its development plans or projections change or prove to be inaccurate. If any of the Company's material assumptions prove to be wrong, or if management has failed to account for material contingencies, the Company may not be able to satisfy these capital requirements.

         The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, continue to generate positive cash flows from operations, comply with its debt covenants and obtain the continued support of its lenders. The outcome of these matters cannot be predicted at this time.


ITEM 7.  FINANCIAL STATEMENTS

         The following documents are filed as part of this annual report, beginning on page F-1.

     o    Report of Ernst & Young, LLP, Independent Auditors.
     o    Audited Consolidated Balance Sheets as of December 31, 2003 and 2002.
     o Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002.
     o Audited Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2003 and 2002.
     o Audited Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  DIRECTORS AND OFFICERS

         Set forth below is certain information as of March 26, 2004 regarding the Company's current directors and executive officers. There are no family relationships among any of the directors and executive officers of the Company. Each director serves for a term of one year or until their successors are elected.


NAME                        OFFICE                                                                         AGE
----                        ------                                                                         ---
John B. Perrachon           Chief Executive Officer, President  and Director                               49
Tony Mastronardi            Executive Vice President, Business Development and Marketing and Director      44
Guy Nathan                  Executive Vice President, Technology and Director                              60
Pierre Desjardins           Chairman of the Board of Directors                                             62
Sophie Forest               Director                                                                       35
Didier Benchimol            Director                                                                       43
Francois Cordeau            Director                                                                       46
Marc Ferland                Director                                                                       58
Matthew Carson              Vice President, Finance and Chief Financial Officer                            45
Laurie Hughes               Vice President, Business Affairs and Licensing                                 48
Dan McAllister              Vice President, Coin-Operated Sales                                            39
Benoit Pomerleau            Vice President, Operations                                                     41
Dominique Dion              Vice President, Research and Development                                       29

         JOHN PERRACHON, 49, was appointed President and Chief Executive Officer of the Company on June 10, 2002 and has served on the Board of Directors since June 10, 2002. Previously, Mr. Perrachon spent ten years, from 1986 to 1996, with BMG Entertainment, where he held a series of progressively responsible management roles. He was Senior Vice President, Operations and Chief Financial Officer for BMG Direct Marketing, Inc., a leading music club with approximately $0.8 billion annual sales and 3,000 employees. He was also President of BMG Direct, Ltd., BMG Direct's Canadian subsidiary.

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

         TONY MASTRONARDI, 44, has served as a director of the Company since December 1994. On February 8, 2001, Mr. Mastronardi was appointed Chairman of the Board of Directors and on March 15,

2002, Mr. Mastronardi was relieved of his position as Chairman of the Board of Directors and was appointed Vice-Chairman of the Board of Directors. From December 1994 to June 10, 2002, Mr. Mastronardi was Chief Executive Officer of the Company. Effective June 10, 2002, Mr. Mastronardi was named Executive Vice President, Business Development and Marketing of the Company.

Mr. Mastronardi has 16 years of diverse business experience, holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the Company's jukeboxes since its conception. Between 1985 and 1994, Mr. Mastronardi was employed as a Vice President, and then President, of Les Pavages Samacon Inc., a Montreal-based family-owned construction company.

         GUY NATHAN, 60, has been a director of the Company since December 1994. On March 15, 2002, Mr. Nathan's employment as Senior Vice President with the Company was terminated. Mr. Nathan served as a consultant to the Company until December 31, 2002 when he was rehired as Executive Vice President Technology.

Mr. Nathan is a recognized inventor, having patented over 100 intellectual property inventions since 1965. He has founded numerous research and development companies, specializing in a variety of highly innovative products, such as microradars for military use, videodiscs using laser and CD technology, high efficiency DC motors, and interactive cable TV. He was directly involved in the creation of photovoltaic-powered television transmitters and repeaters and microwave links; created a photovoltaic-powered modular television set for communal and educational TV use in third world countries; acted as consultant for numerous African countries in matters of telecommunications, more particularly in setting-up radio and television networks by satellite; developed satellite dish antennas for direct television reception in KU band; and developed and patented an interactive cable TV system.

         PIERRE DESJARDINS, 62, has served as a director of the Company since December 2000. On March 15, 2002, Mr. Desjardins was appointed Chairman of the Board of Directors of the Company. From 1996 to 2000 Mr. Desjardins was the Chief Executive Officer and Chairman of the Board of Directors of Total Containment Inc., a U.S. public company that offers engineering services, and underground containment equipment, in connection with the conveyance of fuels in service stations in more than 65 countries. Effective January 2000, Mr. Desjardins relinquished the Chief Executive Officer position at the Company and remains as Chairman of the Board of Directors.

         Mr. Desjardins also serves on the Board of Directors of Cinar and Uni-Select Inc., Canadian public companies.

         SOPHIE FOREST, 35, previously served as a director of the Company from September 2000 to March 2002. In January 2004, Ms. Forest was reappointed to the Board of Directors to fill the seat vacated by Hubert Manseau, who resigned. Ms. Forest is a managing partner in the venture capital firm, Brightspark Capital Partners Inc., whom she joined in January 2004. From January 1998 to January 2004 she was employed by CDP Capital Technologies where she was named a partner in 2001.

         DIDIER BENCHIMOL, 43, has served as director of the Company since March 20, 2002. Mr. Benchimol has served as Senior Partner at CDP Technology Ventures since July 2002. Mr. Benchimol held the position of Chairman and CEO of iMediation from November 1998 to June 2002. From January 1995 to November 1998, Mr. Benchimol served as Vice President & General Manager of Netscape Communications EMEA.

         FRANCOIS CORDEAU, 46, has served as director of the Company since March 18, 2004. Mr. Cordeau has served as Senior Partner at CDP Technology Ventures since February 2003. Mr. Cordeau was a self-employed consultant for the period of 2001 through January 2003. From 1998 to 2001, Mr. Cordeau held the position of Senior Vice President and Managing Director of Mitel Semiconductor, a division of Mitel Corporation.

         MARC FERLAND, 58, has served as a director of the Company since March 18, 2004. Mr.

Ferland has served as Senior Partner at CDP Technology Ventures since March 2002. Prior to that, Mr. Ferland held the position of Vice President of Microcell Labs from 1994 to March 2002.

         MATTHEW CARSON, 45, is a Chartered Accountant and has served as the Company's Vice President Finance and Chief Financial Officer since June 2001. From November 1998 to May 2001, Mr. Carson was employed by MDP Worldwide Entertainment Inc., a film production and distribution company, where he held the position of Vice President, Finance, and Chief Financial Officer.

         From November 1997 to November 1998, Mr. Carson was Vice President, Business Development, for BHVR Communications Inc., a communications company, where his responsibilities included identifying and coordinating merger and acquisition opportunities. Prior to 1997, Mr. Carson worked with Ernst & Young LLP, where he was appointed to Partner of its Corporate Finance Group in 1993.

         LAURIE HUGHES, 48, is an attorney and was named Vice President, Business Affairs and Licensing of the Company in January 2004. Prior to that she was employed by ASCAP where she held the position of Assistant Vice President, Business Affairs from September 2003 to December 2003 and was Director of Business Affairs from September 1995 to September 2003.

         DAN MCALLISTER, 39, has served as Vice President, Coin-Operated Sales since March 15, 2002. Mr. McAllister had previously served as the Director of Sales for the Company since August of 1997. In this position he was responsible for developing and implementing a field sales and sales support team.

         Mr. McAllister received his BS from Babson College in Wellesley, Massachusetts.

         BENOIT POMERLEAU, 41, was named Vice President, Operations of the Company in April 2003. Prior to that he was employed by Cycomm Mobile Solutions
- Canada, a rugged PC manufacturer from June 1996 to June 2002, where he was Director of Operations and General Manager.

         DOMINIQUE DION, 29, has served as the Company's Vice President, Research and Development since June 2003. Mr. Dion had previously served as a research and development director for the Company from January 1998 to June 2003.

(b)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The reporting persons, Dominique Dion and Benoit Pomerleau, did not file Form 3 upon becoming a reporting person of the Company. The Form 3's of these reporting persons were filed in March 2004.

         The members of the Company's audit committee are Pierre Desjardins and Sophie Forest. Mr. Desjardins and Ms. Forest are "independent", as such term is defined in Rule 4200(A)(15) of the NASD listing standards. Mr. Desjardins qualifies as an "audit committee financial expert", as such term is defined in Item 401(e)(2) of Regulation S-B under the Exchange Act.

         Mr. Desjardins, through his years serving as the chief executive officer and chairman of the board of directors of Total Containment Inc., as well as his years serving as Chief Executive Officer of Domtar Inc., has a great deal of experience reviewing, analyzing, and supervising the preparation of financial statements. Such experience has given Mr. Desjardins the ability, among other things, to adequately assess the general application of accounting principles in connection with the Company's preparation of its financial statements, including accounting for estimates, accruals, and reserves.

         Ms. Forest has also served in many executive positions, including as a partner of CDP Technology Ventures, where she regularly reviewed and analyzed financial statements in connection with making investment decisions, which experiences have likewise given her an in-depth understanding of the meaning and application of accounting principles.

         The Company has not yet adopted a code of ethics for its senior financial officers or principal executive officer. The Company originally expected that the proposed going private transaction (see Item 13 below) would be completed by March 15, 2004, thereby relieving the Company of its reporting obligations as a public company before this annual report (the first with respect to which disclosure regarding the existence of a code of ethics is required of the Company) was due. Since the time the Company determined that it would not, in fact, complete the proposed going private transaction before this annual report was required to be filed, it has not had sufficient time to prepare, consider, and adopt a code of ethics. If the Company ultimately abandons the proposed going private transaction, it intends to adopt a suitable code of ethics as soon as possible thereafter.

ITEM 10.  EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

         The Summary Compensation Table below shows, for the years 2001 through 2003 (except as otherwise noted), the compensation paid or awarded to Mr. Perrachon, President and Chief Executive Officer, and the four other executive officers of the Company who were employed by the Company as of December 31, and whose total annual salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000 (collectively, the "NAMED EXECUTIVES").

-------------------------------------------------------------------------------------------------------------------------
                                                         ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------------------------------------
                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                         SECURITIES
                                                                                         UNDERLYING        ALL OTHER
                                     FISCAL            SALARY              BONUS        OPTIONS/SARS     COMPENSATION
   NAME AND PRINCIPAL POSITION          YEAR             ($)                ($)         (# OF SHARES)        ($)**
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
John B. Perrachon                          2003        263,390               --              --              --(2)
President and Chief Executive              2002        148,077(1)            --           3,834,744           --
Officer                                    2001          --                  --              --               --

-------------------------------------------------------------------------------------------------------------------------
Tony Mastronardi (3)                       2003      199,706 CDN                             --           19,143 CDN
Executive Vice President,                  2002      184,598 CDN             --              --           14,703 CDN
Business Development and Marketing         2001      150,000 CDN             --            250,000        12,423 CDN

-------------------------------------------------------------------------------------------------------------------------
Guy Nathan                                 2003      164,346 CDN             --              --           19,623 CDN
Executive Vice President, Technology       2002       57,233 CDN           10,000            --           11,446 CDN
                                           2001      150,000 CDN             --            49,000         12,411 CDN

-------------------------------------------------------------------------------------------------------------------------
Matthew Carson                             2003      187,059 CDN             --              --            3,360 CDN
Vice President, Finance and Chief          2002      173,355 CDN         20,000 CDN          --            2,790 CDN
Financial Officer                          2001      102,084 CDN(4)          --            175,000            --

-------------------------------------------------------------------------------------------------------------------------
Dan McAllister                             2003        184,846               --              --              6,000
Vice President, Coin-Operated Sales        2002        102,344             36,230            --              6,000
                                           2001        105,300               --            15,000             --

-------------------------------------------------------------------------------------------------------------------------

         * Options originally granted in 1998 and 1999 were cancelled and reissued on April 19, 2000 under the 2000 Plan. The exercise price and terms of the options granted under the 2000 Plan are the same as the exercise price and terms of the options cancelled.

         ** Other compensation relates to automobile benefits and /or insurance for executives.

         (1)      Mr. Perrachon's employment with the Company began on June 10,
                  2002
         (2)      Mr. Perrachon was issued 68,750 shares of Class A Common stock of the Company in lieu of a salary increase for 2003
         (3)      Mr. Mastronardi also served as Chief Executive Officer until
                  June 10, 2002
         (4)      Mr. Carson's employment with the Company began on June 1, 2001



STOCK OPTIONS

         The following table summarizes certain information regarding outstanding options held by the Named Executives as of December 31, 2003.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------------------
                              SHARES                    NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
NAME                         ACQUIRED    VALUE REALIZED   UNEXERCISED OPTIONS/SARS AT     IN-THE-MONEY OPTIONS/SARS AT
                           ON EXERCISE        ($)               FISCAL YEAR END              FISCAL YEAR END ($)(1)
------------------------------------------------------------------------------------------------------------------------
                                                         EXERCISABLE    UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
John B. Perrachon               --             --        1,917,371      1,917,372                     **
------------------------------------------------------------------------------------------------------------------------
Tony Mastronardi                --             --          176,000        125,000                     **
------------------------------------------------------------------------------------------------------------------------
Guy Nathan                      --             --           75,500         24,500                     **
------------------------------------------------------------------------------------------------------------------------
Matthew Carson                  --             --           87,500         87,500                     **
------------------------------------------------------------------------------------------------------------------------
Dan McAllister                  --             --          108,300         16,250                     **
------------------------------------------------------------------------------------------------------------------------


(1) Value is calculated as the difference between the fair market value of a share of Common Stock on December 31, 2003 ($ 0.21 per share) and the exercise price of the options. ** None of the unexercised options were in-the-money.


(b)  COMPENSATION OF DIRECTORS

         Executive officers of the Company who are directors or members of committees of the Board of Directors of the Company receive no compensation for serving in such positions. The two independent directors, Joel Schoenfeld (who resigned in January 2004) and Pierre Desjardins, receive an annual fee of $10,000 for the attendance of at least 50% of the meetings, attendance fees of $1,500 for each Board of Directors meeting attended in person, $1,000 for each committee meeting attended in person and $500 for each Board or committee meeting attended by phone. Independent directors who serve as committee chairmen will receive an additional $500 per meeting.

         Mr. Desjardins received additional fees of $52,000 CND during the year 2003 for services rendered as Chairman of the Board of the Company.

         Mr. Schoenfeld received additional fees of $24,795 during the year 2003 for consulting services rendered to the Company.


(c)  EMPLOYMENT AGREEMENTS

         JOHN PERRACHON

         On June 10, 2002, the Company entered into an employment agreement with Mr. Perrachon as the Company's President and Chief Executive Officer.

         The employment agreement provides for a base salary of $275,000. Depending upon his performance and that of the Company, Mr. Perrachon will be eligible for an annual bonus of up to 100 % of his base salary. In addition, Mr. Perrachon was granted options to purchase an aggregate of 1,500,000 shares of Common Stock at $0.40 per share (subject to certain antidilution provisions) with 500,000 vesting at June 10, 2003 and the balance vesting at the rate of 125,000 options quarterly over the subsequent two years. Mr. Perrachon's employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. Perrachon severance equal to 12 months of his base salary.

         TONY MASTRONARDI

         On January 1, 2003, the Company entered into an employment agreement with Mr. Mastronardi as the Company's Executive Vice President, Business Development and Marketing.

         The employment agreement provides for a base salary of $180,000 CDN. Depending upon his performance and that of the Company, Mr. Mastronardi will be eligible for an annual bonus of up to 45% of his base salary. Mr. Mastronardi's employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. Mastronardi severance equal to 12 months of his base salary.

         GUY NATHAN

         Effective January 1, 2003, the Company entered into an employment agreement with Mr. Nathan as the Company's Executive Vice President, Technology.

         The employment agreement provides for a base salary of $170,000 CDN. Depending upon his performance and that of the Company, Mr. Nathan will be eligible for an annual bonus of up to 45% of his base salary. Mr. Nathan's employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. Nathan severance equal to 12 months of his base salary.

         LAURIE HUGHES

         On January 5, 2004, the Company entered into an employment agreement with Ms. Hughes as the Company's Vice President, Business Affairs and Licensing.

         The employment agreement provides for a base salary of $162,000. Depending upon her performance and that of the Company, Ms. Hughes will be eligible for an annual bonus of up to 45% of her base salary. Ms. Hughes' employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Ms. Hughes severance equal to 6 months of her base salary.

         MATTHEW CARSON

         On June 1, 2001, the Company entered into an employment agreement with Mr. Carson as the Company's Vice President and Chief Financial Officer.

         The employment agreement provides for a base salary of $175,000 CDN. Depending upon his performance and that of the Company, Mr. Carson will be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Carson was granted options to purchase an aggregate of 175,000 shares of Common Stock at $1.15 per share vesting at the rate of 43,750 shares on June 1 of each of the four years commencing in the year 2002. Mr. Carson's employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. Carson severance equal to 9 months of his base salary.

         DAN MCALLISTER

         On May 24, 2002, the Company entered into an employment agreement with Mr. McAllister as the Company's Vice President Coin-Operated Sales.

         The employment agreement provides for a base salary of $100,000. Depending upon his performance and that of the Company, Mr. McAllister will be eligible for monthly, quarterly and annual bonuses. Mr. McAllister's employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. McAllister severance equal to 6 months of his base salary.

         BENOIT POMERLEAU

         On April 1, 2003, the Company entered into an employment agreement with Mr. Pomerleau as the Company's Vice President, Operations.

         The employment agreement provides for a base salary of $125,000 CDN. Depending upon his performance and that of the Company, Mr. Pomerleau will be eligible for an annual bonus up to 45% of his base salary. Mr. Pomerleau's employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. Pomerleau severance equal to 6 months of his base salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Executive Compensation plan table from Item 10 of this Annual Report is incorporated herein by reference. The following table sets forth information as of March 26, 2004 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company's voting securities of: (i) each of the Company's directors; (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock or the Voting Preferred Stock (as defined below); (iii) each of the Named Executives; and (iv) all current directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

   ----------------------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF SHARES BENEFICIALLY
                                                        OWNED DIRECTLY OR INDIRECTLY
   ----------------------------------------------------------------------------------------------------------------------------
   NAME AND ADDRESS OF                                                               TOTAL NUMBER OF VOTING        PERCENT OF
   BENEFICIAL OWNER                 COMMON STOCK       VOTING PREFERRED STOCK(1)           SECURITIES                CLASS*
   ----------------------------------------------------------------------------------------------------------------------------
   CURRENT DIRECTORS
   ----------------------------------------------------------------------------------------------------------------------------
   John B. Perrachon                      2,305,684(9)                        --                     2,305,684           5.8%
   45 Mayhew
   Larchmont, NY
   10538-2740
   ----------------------------------------------------------------------------------------------------------------------------
   Tony Mastronardi            10,435,694(2)(3)(4)(14)                        --                    10,435,694          26.1%
   4973 Felix-McLearnan
   Pierrefonds, Quebec
   H8Y 3L2
   ----------------------------------------------------------------------------------------------------------------------------
   Guy Nathan                   10,284,944(2)(3)(5)(14)                       --                    10,284,944          25.8%
   80 Berlioz, Apt. 1106
   Nun's Island, Quebec
   H3E 1N9
   ----------------------------------------------------------------------------------------------------------------------------
   Sophie Forest                                    --                        --                            --             --
   c/o Brightspark Capital
         Partners Inc.
   1000 de la Gauchetiere
         Street West
   Montreal, Quebec
   H3A 4W5
   ----------------------------------------------------------------------------------------------------------------------------
   Pierre Desjardins                        54,400(10)                        --                        54,400       **
   700 Marie Le-Ber Road,
   Apt. 201
   Nun's Island, Quebec
   H3E 1P2
   ----------------------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------------------
   Francois Cordeau                                 --                        --                            --             --
   1000 Place Jean-Paul
         Riopelle
   Montreal, Quebec
   H2Z 2B3
   ----------------------------------------------------------------------------------------------------------------------------
   Marc Ferland                                     --                        --                            --             --
   1000 Place Jean-Paul
         Riopelle
   Montreal, Quebec
   H2Z 2B3
   ----------------------------------------------------------------------------------------------------------------------------
   Didier Benchimol                                 --                        --                            --             --
   c/o CDP Capital Ventures
   128 rue du Faubourg
   Saint Honore
   75008 Paris France
   ----------------------------------------------------------------------------------------------------------------------------
   5% BENEFICIAL OWNERS
   ----------------------------------------------------------------------------------------------------------------------------
   Tonino Lattanzi             10,539,898(2)(3)(6)(14)                        --                    10,539,898          26.4%
   12 Rue Dubois
   Clamart 92140 France
   ----------------------------------------------------------------------------------------------------------------------------
   Caisse de Depot et                               --         18,124,663(7)(14)                    18,124,663          45.4%
         Placement du Quebec
   1000, place Jean-Paul
   Riopelle
   Montreal, Quebec
   H2Z 2B3
   ----------------------------------------------------------------------------------------------------------------------------
   Societe Innovatech du                            --          3,608,186(8)(14)                     3,608,186           9.0%
   Grand Montreal
   2020 University Street
   Montreal, Quebec H3A 2A5
   ----------------------------------------------------------------------------------------------------------------------------
   Techno Expres                     10,001,920(2)(14)                        --                    10,001,920          25.1%
   36 rue du Marche
   Alfortville, 94140 France
   ----------------------------------------------------------------------------------------------------------------------------
    NAMED EXECUTIVES  (11)
   ----------------------------------------------------------------------------------------------------------------------------
   Matthew Carson                          131,250(12)                        --                        87,500       **
   105 Jasper
   Town of Mount Royal,
   Quebec
   H3P 1K1
   ----------------------------------------------------------------------------------------------------------------------------
   Dan McAllister                          112,050(13)                        --                       112,050       **
   702 Randolph Avenue
   Fort Washington, PA
   19034
   ----------------------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------------------
   ALL CURRENT DIRECTORS AND                13,126,828                        --                    13,126,828          32.9%
   EXECUTIVE OFFICERS AS A
   GROUP (13 PERSONS)
   ----------------------------------------------------------------------------------------------------------------------------


     * The Common Stock and Voting Preferred Stock vote together as a single class. Percentage amounts based on all outstanding Common Stock, Series A Preferred Stock, Series B Preferred Stock, and options to purchase Common Stock which are exercisable within 60 days of March 26, 2004.

     **   Less than 1%.
     -----------

     (1) Voting Preferred Stock includes both Series A Preferred Stock and Series B Preferred Stock ("Voting Preferred Stock"). The holders of each share of Voting Preferred Stock are entitled to one vote per share held.

     (2) Messrs. Mastronardi, Nathan, and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, Alfortville 94140 France, which owns 10,001,920 shares of Common Stock, which represents approximately 67.5% of the total number of shares of Common Stock outstanding, and approximately 25% of the total number of the Company's outstanding voting securities. These 10,001,920 shares of Common Stock are subject to the Voting Trust and Limited Stockholders Agreement, dated June 10, 2003, discussed below in footnote 14 to this beneficial ownership table and in Item 12, "Certain Relationships and Related Transactions."

     (3) Messrs. Mastronardi, Nathan, and Lattanzi own 50%, 16.67% and 33.33%, respectively, of the capital stock of TouchTunes Juke Box Inc., a Canadian corporation, with offices at 4973 Felix-McLearnan, Pierrefonds, Quebec, H8Y 3L2. TouchTunes Juke Box Inc. holds 195,274 shares of Common Stock, which represent approximately 1.3% of the total number of shares of Common Stock outstanding, and approximately 0.5% of the total number of the Company's outstanding voting securities.

     (4) Includes options to purchase 238,500 shares of Common Stock that are exercisable within 60 days of March 26, 2004.

     (5) Includes options to purchase 87,750 shares of Common Stock that are exercisable within 60 days of March 26, 2004.

     (6) Includes 328,038 shares of Common Stock held directly by Mr. Lattanzi. Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy. Neturba SRL holds 14,666 shares of Common Stock.

     (7) Represents 9,235,774 shares of Series A Preferred Stock and 8,888,889 shares of Series B Preferred Stock held by Caisse de Depot et Placement du Quebec. The Series A Preferred Stock is convertible into 27,707,322 shares of Common Stock, at the option of the holder, within 60 days of March 26, 2004. The Series B Preferred Stock is convertible into 40,000,000 shares of Common Stock, within 60 days of March 26, 2004.

     (8) Represents 3,608,186 shares of Series A Preferred Stock held by Societe Innovatech du Grand Montreal that are convertible into 10,824,558 shares of Common Stock, at the option of the holder, within 60 days of March 26, 2004.

     (9) Represents options to purchase 2,236,934 shares of Common Stock that are exercisable within 60 days of March 26, 2004 and 68,750 shares of Common Stock held directly by Mr. Perrachon.

     (10) Includes options to purchase 20,000 shares of Common Stock that are exercisable within 60 days of March 26, 2004 and 33,400 shares of Common Stock held directly by Mr. Desjardins.

     (11) Other than John B. Perrachon, Tony Mastronardi, and Guy Nathan, who are listed in the chart as Directors or 5% Beneficial Owners, respectively.

     (12) Includes options to purchase 131,250 shares of Common Stock that are exercisable within 60 days of March 26, 2004.

     (13) Includes options to purchase 112,050 shares of Common Stock that are exercisable within 60 days of March 26, 2004.

     (14) These shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock are subject to a Voting Trust and Limited Stockholders Agreement, dated June 10, 2003, among Techno Expres, Caisse de Depot et Placement du Quebec, Societe Innovatech du Grand Montreal and the Company. For more information regarding this Voting Trust and Limited Stockholders Agreement, see the discussion below in Item 12, "Certain Relationships and Related Transactions."

         The beneficial ownership interests noted in the chart above for Tony Mastronardi, Guy Nathan and Tonino Lattanzi, the three controlling stockholders of Techno Expres and TouchTunes Jukebox Inc., include all of the 10,001,920 and 195,274 shares of Common Stock held by these two companies respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TRANSACTIONS WITH 5% BENEFICIAL OWNERS

         The Company entered into a new Voting Trust and Limited Stockholders Agreement, dated June 10, 2003 (which replaced the original agreement dated May 18, 2000) (the "VOTING AGREEMENT"), with Techno Expres, Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal (collectively, the "STOCKHOLDERS"). Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal (collectively the "INVESTORS") collectively hold 21,732,849 shares of the Voting Preferred Stock, which represent approximately 59.4% of the voting power of the Company's capital stock.

         The voting rights and powers of the Stockholders under the Voting Agreement include, but are not limited to, the following:

         o SELECTION OF DIRECTORS: Pursuant to the terms of the Voting Agreement, the Stockholders shall vote their shares of Common Stock and Voting Preferred Stock to ensure that at least eight directors are elected to the Board of Directors of the Company. Generally, of the eight directors: (i) four shall be nominees of Caisse de Depot et Placement du Quebec; (ii) one shall be a nominee of Societe Innovatech du Grand Montreal; (iii) two shall be nominees of Techno Expres; and
         (iv) the other one will be the Company's Chief Executive Officer

         o MATTERS SUBJECT TO THE APPROVAL OF CAISSE DE DEPOT ET PLACEMENT DU
         QUEBEC: Until the Company completes its next public offering, or for so long as Caisse de Depot et Placement du Quebec owns at least 15% of the voting securities of the Company, the Stockholders agree to cause the Company to submit certain corporate actions for the prior approval of Caisse de Depot et Placement du Quebec. Such actions include:
         (i) establishing the annual budget; (ii) hiring and firing any senior officers or employees; (iii) amending the Articles of Incorporation or Bylaws; (iv) entering into loan agreements, asset agreements, acquisition agreements, or other transactions not in the ordinary course of business; (v) creating subsidiaries; and (vi) settling any legal proceedings.

         o MATTERS SUBJECT TO THE APPROVAL OF CAISSE DE DEPOT ET PLACEMENT DU QUEBEC AND SOCIETE INNOVATECH DU GRAND MONTREAL: Until the Company completes its next public offering, or for so long as the Investors collectively own at least 15% of the voting securities of the Company, the parties to the Voting Agreement agree to cause the Company to submit for the prior approval of the Investors any corporate action that would result in: (i) any change in the capital stock of the Company; (ii) a merger, consolidation, or sale of all or a substantial part of the assets of the Company; or (iii) a declaration of dividends or the redemption of the Company's capital stock, other than in conformity with its Articles of Incorporation.

         The Voting Agreement terminates upon the happening of one of the following: (i) all of the issued and outstanding shares of the Company are owned by one person; (ii) the bankruptcy of dissolution (whether voluntary or involuntary) of the Company; or (iii) by written consent of all of the parties to the Voting Agreement.

         Also, as described above, under Item 1(k), "TouchTunes Digital," and
Item 6(l), "Liquidity and Capital Resources," the Company entered into investment transactions with Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal . Note that based upon the number of shares of Common Stock outstanding as of March 26, 2004, upon the exchange (i) by Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal of their 12,843,960 shares of Series A Preferred Stock into 38,531,880 shares of Common Stock and (ii) by Caisse de Depot et Placement du Quebec of their 8,888,889 shares of Series B Preferred Stock into 40,000,000 shares of Common Stock, Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal, will collectively own approximately 84% of the outstanding shares of Common Stock.

         TRANSACTIONS WITH THE COMPANY'S EXECUTIVES

         As described above in Item 10(c), "Employment Agreements," the Company has entered into employment agreements with the Named Executives.

         In December 2003, the Company issued 68,750 shares of Class A Common Stock to John Perrachon, the Company's President and Chief Executive Officer, in lieu of a salary increase for 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the Index of Exhibits of this annual report are filed herewith or incorporated herein by reference to other filings, as specified in the Exhibit Index.


         (b)      Proposed Going Private Transaction

                  On February 12, 2004, the Company filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") that the board of directors of the Company has authorized and that the Company intends to effect. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of the Class A voting common stock, par value $0.001 per share, of the Company (the "Common Stock") at a ratio of between one to 2,000 and one to 1,500, inclusive (the final ratio to be determined by the board of directors immediately prior to effecting the reverse stock split). The purpose of such reverse stock split is to reduce the number of stockholders of record of the Company to fewer than 300. The Company then intends to terminate the registration of the Common Stock under the Securities Exchange Act of 1934 and terminate the listing of the Common Stock on The Nasdaq Stock Market Over-the-Counter Bulletin Board, thereby ending the Corporation's obligations as a public company under the United States securities laws.

                  On February 24, 2004, the Company received comments from the Securities and Exchange Commission with respect to its preliminary Schedule 13E-3 Transaction Statement. The Company is currently preparing a response to the Securities and Exchange Commission's comments, together with an amended
                  Schedule 13E-3 Transaction Statement. Once the Schedule 13E-3 Transaction Statement has adequately addressed the Securities and Exchange Commission's comments and is in definitive form, the Company will mail copies to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter


ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young, LLP billed the Company and its subsidiary $195,125 for the following professional services: audit of the annual consolidated financial statements of the Company for the fiscal year ended December 31, 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2003.

Ernst & Young, LLP also billed the Company and its subsidiary $106,833 for other services rendered during the year ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOUCHTUNES MUSIC CORPORATION


                                   /s/ JOHN PERRACHON
                                   ------------------
                                   Name:  John B. Perrachon
                                   Title: President and Chief Executive Officer
                                   Dated:  March 30, 2004

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each of the Directors and/or executive officers of TouchTunes Music Corporation (the "Registrant"), a Nevada corporation, hereby names, constitutes and appoints each of John Perrachon and Matthew Carson, with full power of substitution and resubstitution, such person's true and lawful attorney-in-fact and agent, each acting alone, to execute in such person's name, place and stead, in any and all capacities, the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission. Such persons hereby ratify and confirm all that each of said attorneys-in-fact and agents, or any substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB has been signed below by the following persons on the 30th day of March 2004 on behalf of the Registrant and in the capacities indicated.

Signature                                                            Title

/s/  JOHN PERRACHON
--------------------------------------------
John Perrachon                                                       President and  Chief Executive Officer (principal executive officer)

/s/  MATTHEW CARSON
--------------------------------------------
Matthew Carson                                                       Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

/s/  PIERRE DESJARDINS
--------------------------------------------
Pierre Desjardins                                                    Chairman of the board

/s/  SOPHIE FOREST
--------------------------------------------
Sophie Forest                                                        Director

/s/  GUY NATHAN
--------------------------------------------
Guy Nathan                                                           Director

/s/  TONY MASTRONARDI
--------------------------------------------
Tony Mastronardi                                                     Vice Chairman and Director

/s/  DIDIER BENCHIMOL
--------------------------------------------
Didier Benchimol                                                     Director

/s/  FRANCOIS CORDEAU
--------------------------------------------
Francois Cordeau                                                     Director

/s/  MARC FERLAND
--------------------------------------------
Marc Ferland                                                         Director

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

Date: March 30, 2004

/s/ John Perrachon
------------------
John Perrachon
Chief Executive Officer, President and Director

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

Date: March 30, 2004

/s/ Matthew Carson
------------------
Matthew Carson
Vice President, Finance and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
          2 Going Private Transaction Statement filed as an exhibit to 99.1 of the Company's Report on Form 13E-3 filed on February 12, 2004, which
            Exhibit is incorporated herein by reference.
    3.1 (1) Second Amended and Restated Articles of Incorporation. Reference
            is made to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB,
            for the quarterly period ended September 30, 2000, filed on November
            20, 2000, which Exhibit is incorporated herein by reference.
    3.1 (2) Third Amended and Restated Articles of Incorporation, Reference
            is made to Exhibit 4.1 of the Company's Report Form 8-K filed on
            June 13, 2003, which Exhibit is incorporated herein by reference.
    3.2 (1) Bylaws. Reference is made to Exhibit 3.1 of the Company's
            Registration Statement on Form SB-2, filed on June 19, 1997, which
            Exhibit is incorporated herein by reference.
    3.2 (2) Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB (Amendment No. 1) for the
            fiscal year ending December 31, 2001, filed on April 16, 2002, which
            Exhibit is incorporated herein by reference.
    4.1 (1) Terms of Class A Voting Common Stock, included as part of
            Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for
            the quarterly period ended September 30, 2000, filed on November 20,
            2000, which Exhibit is incorporated herein by reference.
    4.1 (2) Terms of Class A Voting Common Stock, included as part of
            Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13,
            2003, which Exhibit is incorporated herein by reference.
    4.2 (1) Terms of Series A Preferred Stock, included as part of Exhibit
            3.1 of the Company's Quarterly Report on Form 10-QSB, for the
            quarterly period ended September 30, 2000, filed on November 20,
            2000, which Exhibit is incorporated herein by reference.
    4.2 (2) Terms of Series A Preferred Stock, included as part of
            Exhibit 4.1 of the Company's Report on Form 8-K filed on
            June 13, 2003, which Exhibit is incorporated herein by
            reference. Voting Trust and Limited Stockholders Agreement dated
            June 9, 2003 included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
    4.3 (1) Terms of Series B Preferred Stock, included as part Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which
            Exhibit is incorporated herein by reference.
    4.3 (2) Terms of Series B Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which
            Exhibit is incorporated herein by reference.
        4.4 Terms of Series C Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which
            Exhibit is incorporated herein by reference.
        9.1 Voting Trust and Limited Stockholders Agreement, dated May 18, 2000, among CDP Capital Communications, Sofinov and TouchTunes Digital
            Jukebox, Inc. Reference is made to Exhibit 3 of the Company's
            Form 8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.
       10.1 Lease between TouchTunes Digital Jukebox, Inc. and Jesta Management
            Corp., dated March 1, 1998, for the premises located at 3 Commerce
            Place, 4th Floor, Nun's Island, Verdun, Quebec, Canada H3E 1E7.
            Reference is made to Exhibit 10.2 of the Registrant's Annual Report filed on April 2, 2001 which Exhibit is incorporated herein by reference.
       10.2 Jukebox License Agreement with the American Society of Composers
            Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated
            March 11, 1997. Reference is made to Exhibit 10.18 of Company's
            Registration Statement on Form SB-2, File No. 333-7006, which
            Exhibit is incorporated herein by reference.
       10.3 Subscription Agreement for the purchase of 100 Series A Preferred
            Shares of the Company by the selling Stockholders. Reference is made to Exhibit 6 of Company's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.
       10.4 Company's 2000 Long-Term Incentive Plan. Reference is made to
            Exhibit 4.3 of the Company's Form S-8 filing, filed on July 17,
            2000, which Exhibit is incorporated herein by reference.
       10.5 Subscription Agreement, dated May 18, 2000, among CDP Capital
            Communications, Sofinov and TouchTunes Digital Jukebox, Inc.
            Reference is made to Exhibit 1 of the Company's Form 8-K, filed on
            June 2, 2000, which Exhibit is incorporated herein by reference.
       10.6 Registration Rights Agreement, dated May 18, 2000, among CDP Capital
            Communications, Sofinov and TouchTunes Digital Jukebox, Inc.
            Reference is made to Exhibit 2 of the Company's Form 8-K, filed on
            June 2, 2000, which Exhibit is incorporated herein by reference.


      10.7* OEM Purchase and Development Agreement between TouchTunes Digital
            Jukebox, Inc. and Bose Corporation, dated June 2, 2000, and
            Amendment No. 1 between TouchTunes Digital Jukebox, Inc. and Bose
            Corporation, dated August 9, 2000. Reference is made to Exhibit
            10.39 of the Company's Quarterly Report on Form 10-QSB, filed on
            August 14, 2000 which Exhibit is incorporated herein by reference.
       10.8 Employment Agreement between TouchTunes Music Corporation and John
            Perrachon, dated June 10, 2002 which Exhibit is incorporated herein by reference.
       10.9 Employment Agreement between TouchTunes Digital Jukebox Inc. and
            Matthew Carson, dated June 1, 2001 which Exhibit is incorporated herein by reference.
      10.10 Employment Agreement between TouchTunes Digital Jukebox Inc. and
            Tony Mastronardi, dated February 27, 2003 which Exhibit is incorporated herein by reference.
      10.11 Employment Agreement between TouchTunes Digital Jukebox Inc. and Guy
            Nathan, dated November 25, 2002 which Exhibit is incorporated herein by reference.
      10.12 Employment Agreement between TouchTunes Music Corporation and Dan
            McAllister, dated May 24, 2002 which Exhibit is incorporated herein by reference.
      10.13 Employment Agreement between TouchTunes Music Corporation and
            Laurie Hughes, dated October 13, 2003, which Exhibit is filed herewith.
      10.14 Employment Agreement between TouchTunes Digital Jukebox Inc. and
            Benoit Pomerleau, dated April 9, 2003, which Exhibit is filed herewith.
         21 Schedule of Subsidiaries, which Exhibit is filed herewith.
         23 Consent of Ernst & Young, LLP, independent auditors for the Company, dated March 4, 2003, which Exhibit is filed herewith.
         24 Power of Attorney, which is included as part of the signature page of this Form 10-KSB.
       31.1 Rule 13a-14(a)/15d-14(a) CEO Certification
       31.2 Rule 13a-14(a)/15d-14(a) CFO Certification
       32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       99.1 Summary of International Patent Application for the Digital Jukebox.
            Reference is made to Exhibit B of Company's Form 10-KSB for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.
       99.2 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       99.3 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




-----------

* Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Securities and Exchange Commission has granted.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          TOUCHTUNES MUSIC CORPORATION

                                DECEMBER 31, 2003

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS

                                      INDEX




                                                                                                                            PAGE
                                                                                                                            ----


   Report of Independent Auditors.....................................................................................         2
   Audited Consolidated Balance Sheets as at December 31, 2003 and 2002...............................................         3
   Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended
   December 31, 2003 and 2002.........................................................................................         5
   Audited Consolidated Statements of Stockholders' Equity (Deficiency)
   for the years ended December 31, 2003 and 2002.....................................................................         1
   Audited Consolidated Statements of Cash Flows for the years ended
   December 31, 2003 and 2002.........................................................................................         1
   Notes to Consolidated Financial Statements.........................................................................         3

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of TouchTunes Music Corporation

We have audited the accompanying consolidated balance sheets of TouchTunes Music Corporation [the "COMPANY"] as at December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses, and despite its capital restructuring, may not remain in compliance with its debt covenants over the next year, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



Montreal, Canada,                                          ERNST & YOUNG, LLP
March 12, 2004 (except for note 21(iii),                   Chartered Accountants
which is as at March 26, 2004).

                           CONSOLIDATED BALANCE SHEETS
                                    [NOTE 1]


As at December 31
[In U.S. dollars]


                                                                                                              2003            2002
                                                                                                                $               $

   ASSETS  [NOTES 7 AND 8]
   CURRENT
   Cash and cash equivalents......................................................................           338,614       1,458,094
   Trade accounts receivable .....................................................................         6,640,992       5,264,655
   Other receivables..............................................................................           454,192         159,474
   Inventory......................................................................................         2,671,917       2,661,591
   Prepaid expenses and deposits..................................................................         1,392,572         968,911
   Current portion of investment in sales-type leases [NOTE 3]....................................         1,121,219       1,390,217
                                                                                                     -------------------------------

   TOTAL CURRENT ASSETS...........................................................................        12,619,506      11,902,942
                                                                                                     -------------------------------

   Investment in sales-type leases [NOTE 3].......................................................           834,941       2,869,020
   Property, plant and equipment, net [NOTE 5]....................................................         2,040,302       2,456,990
   Intangibles [NOTE 6]...........................................................................           438,557         555,909
   Other assets...................................................................................           821,970         869,735
                                                                                                     -------------------------------

                                                                                                          16,755,276      18,654,596
                                                                                                     -------------------------------
                                                                                                     -------------------------------







   Approved:  /s/ JOHN PERRACHON                    /s/ PIERRE DESJARDINS
             -------------------------------------------------------------------
                        Director                                 Director

                                                                                                          2003               2002
                                                                                                            $                  $
                                                                                               -------------------------------------


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   CURRENT LIABILITIES
   Bank indebtedness [NOTE 7]...............................................................            1,900,000          1,000,000
   Accounts payable and accrued liabilities.................................................            5,454,544          5,226,022
   Notes payable [NOTE 9]...................................................................              652,535                 --
   Current portion of long-term debt [NOTE 8]...............................................              777,636          1,945,350
   Current portion of capital lease obligations.............................................                   --             46,183
                                                                                               -------------------------------------

   TOTAL CURRENT LIABILITIES................................................................            8,784,715          8,217,555
                                                                                               -------------------------------------

   Long-term debt [NOTE 8]..................................................................                   --            824,704
   Unsecured loan from shareholders  [NOTE 12]..............................................                   --          5,070,950
                                                                                               -------------------------------------

                                                                                                        8,784,715         14,113,209
                                                                                               -------------------------------------


   SERIES B PREFERRED STOCK, $0.001 PAR VALUE [NOTES 12 AND 13]                                                --         29,932,173
                                                                                               -------------------------------------

   STOCKHOLDERS' EQUITY (DEFICIENCY) [NOTES 12 AND 13]
   Series A preferred stock, $0.001 par value
     Authorized: 15,000,000 shares
     Issued and outstanding: 12,843,960 ...................................................               12,844             12,844
   Series B preferred stock, $0.001 par value
     Authorized: 10,000,000 shares
     Issued and outstanding: 8,888,889 shares ..............................................                8,889                 --
   Series C preferred stock, $0.001 par value
     Authorized: 30,000,000 shares [2002 - nil]
     Issued and outstanding: 25,000,000 shares [2002 - nil]                                                25,000                 --
   Class A voting common stock, $0.001 par value
     Authorized: 100,000,000 shares [2002  50,000,000]
     Issued and outstanding: 14,827,394 [2002--14,758,644]..................................               14,828             14,759
   Additional paid-in capital ..............................................................            8,420,910         16,805,548
   Accumulated deficit [NOTE 12]
     Net of elimination totaling $82,667,696 [2002 - nil] as a result of the
     quasi-reorganisation as at June 30, 2003 ..............................................            (511,910)       (42,223,937)
                                                                                               -------------------------------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)..................................................            7,970,561       (25,390,786)
                                                                                               -------------------------------------

                                                                                                       16,755,276         18,654,596
                                                                                               -------------------------------------
                                                                                               -------------------------------------


Commitments [NOTE 17]

Contingencies [NOTES 1 AND 20]


   Approved:        /s/ JOHN PERRACHON                  /s/  PIERRE DESJARDINS
                    ------------------------------------------------------------
                    Director                            Director


See accompanying notes

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    [NOTE 1]



Years ended December 31
[In U.S. dollars]

                                                                                               2003            2002
                                                                                                 $               $
                                                                                      ---------------------------------

   REVENUES
   Jukebox sales and music service revenues........................................         26,351,723      19,790,361
   Jukebox leasing & financing revenues............................................          1,607,985       3,574,014
   Gain on disposal of assets and investment in sales-type leases..................            225,690         394,087
                                                                                      ---------------------------------
                                                                                            28,185,398      23,758,462
                                                                                      ---------------------------------

   EXPENSES
   Cost of jukebox revenues and direct operating costs.............................         16,453,490      13,127,422
   Research and development........................................................          3,044,417       2,346,952
   R&D tax credits [NOTE 10].......................................................          (362,300)       (525,000)
   General and administrative......................................................          5,332,161       4,598,313
   Sales and marketing.............................................................          3,055,909       2,306,453
   Interest expense [NOTE 16]......................................................            768,239       1,239,822
   Depreciation and amortization...................................................          1,400,982       1,578,106
   Foreign exchange losses  .......................................................            182,229           2,844
   Restructuring costs [NOTE 19]...................................................                 --         262,808
                                                                                      ---------------------------------
                                                                                            29,875,127      24,937,720
                                                                                      ---------------------------------

   NET LOSS AND COMPREHENSIVE LOSS ................................................        (1,689,729)     (1,179,258)
   Dividends and accretion of mandatorily redeemable Series B preferred stock......          1,049,490       4,058,598

   Beneficial conversion [NOTE 12] ................................................         39,265,940              --
                                                                                      ---------------------------------
   NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS....................................       (42,005,159)     (5,237,856)
                                                                                      ---------------------------------
                                                                                      ---------------------------------

   Per common stock and common stock equivalents [NOTE 14]
   BASIC AND DILUTED NET LOSS PER SHARE............................................             (0.73)          (0.36)
   WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENTS [NOTE 14]
                                                                                            57,299,610      14,729,477
                                                                                      ---------------------------------
                                                                                      ---------------------------------

See accompanying notes

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    [NOTE 1]

Years ended December 31
[In U.S. dollars]

-------------------- ----------------------- ---------------------- ----------------------- --------------------------
                            SERIES A          SERIES B PREFERRED     SERIES C PREFERRED     CLASS A COMMON STOCK
                        PREFERRED STOCK              STOCK                  STOCK
-------------------- ----------------------- ---------------------- ----------------------- --------------------------
                            SHARES   AMOUNT        SHARES   AMOUNT                               SHARES        AMOUNT
                                          $                      $                                                  $

-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   BALANCE,
      DECEMBER 31,
      2001.........     12,843,960   12,844            --       --                           14,658,644        14,659
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   Net loss 2002...             --       --                                                          --            --
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   Accretion on
      Series B
      preferred
      stock
      [note 13]....             --       --                                                          --            --
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   Other [note 14]              --       --                                                     100,000           100
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   BALANCE,
      DECEMBER 31,
      2002.........     12,843,960   12,844            --       --                           14,758,644        14,759
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   Net loss 2003...
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   Accretion on
      Series B
      preferred
      stock
      [note 13]....
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------

 Other [note 14]                --       --     8,888,889    8,889    25,000,000    25,000       68,750            69
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   Beneficial
      conversion
      on Series A
      & B..........
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
Elimination of
      deficit
      against
      paid-in
      Capital on
      quasi-reorgani-
      sation.......
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------

Other [note 12]                  --       --            --       --                                   --            --
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------
   BALANCE,
      DECEMBER 31,
      2003.........     12,843,960   12,844     8,888,889    8,889    25,000,000     25,000   14,827,394        14,828
-------------------- -------------- -------- ------------- -------- ------------- --------- ------------ -------------


--------------------  ----------------- ---------------- ------------
                             ADDITIONAL      ACCUMULATED        TOTAL
                        PAID-IN CAPITAL          DEFICIT            $
                                      $                $
--------------------  ----------------- ---------------- ------------
   BALANCE,
      DECEMBER 31,
      2001.........         20,763,446      (41,044,679) (20,253,730)
--------------------  ----------------- ---------------- ------------
   Net loss 2002...                 --       (1,179,258)  (1,179,258)
--------------------  ----------------- ---------------- ------------
   Accretion on
      Series B
      preferred
      stock
      [note 13]....         (4,058,598)              --   (4,058,598)
--------------------  ----------------- ---------------- ------------
   Other [note 14]             100,700               --      100,800
--------------------  ----------------- ---------------- ------------
   BALANCE,
      DECEMBER 31,
      2002.........         16,805,548      (42,223,937) (25,390,786)
--------------------  ----------------- ---------------- ------------
   Net loss 2003...                          (1,689,729)  (1,689,729)
--------------------  ----------------- ---------------- ------------
   Accretion on
      Series B
      preferred
      stock
      [note 13]....         (1,049,490)              --   (1,049,490)
--------------------  ----------------- ---------------- ------------

 Other [note 14]                13,681               --       47,639
--------------------  ----------------- ---------------- ------------
   Beneficial
      conversion
      on Series A
      & B..........         39,265,940      (39,265,940)          --
--------------------  ----------------- ---------------- ------------
Elimination of
      deficit
      against
      paid-in
      Capital              (82,667,696)      82,667,696           --
--------------------  ----------------- ---------------- ------------

Other                       36,052,927               --   36,052,927
--------------------  ----------------- ---------------- ------------
   BALANCE,
      DECEMBER 31,
      2003.........          8,420,910         (511,910)   7,970,561
-------------------- ----------------- ---------------- ------------



See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    [NOTE 1]

Years ended December 31
[In U.S. dollars]

                                                                                      2003               2002
                                                                                        $                  $
                                                                            --------------------------------------
   OPERATING ACTIVITIES
   Net loss..............................................................          (1,689,729)        (1,179,258)
   Adjustments to reconcile net loss to net cash from operating activities:
   Non-cash portion of cost of  jukebox  revenues and direct operating
      costs..............................................................              142,940             26,800
   Unpaid interest on unsecured loan and convertible debentures from
      principal stockholders.............................................              254,203            679,169
   Depreciation and amortization.........................................            1,400,982          1,578,106
   Gain on disposition of assets.........................................            (169,791)          (146,060)
   Non-cash portion of jukebox financing revenues........................             (74,867)                 --
   Gain on disposition of sales-type leases..............................             (55,900)          (248,027)
   Non-cash share issuance expenses......................................               13,750                 --
   Changes in operating assets and liabilities:
   Accounts and other receivables........................................          (1,671,055)          (542,723)
   Prepaid expenses and deposits.........................................            (423,661)          (582,582)
   Inventory.............................................................             (10,326)             45,116
   Other assets..........................................................             (95,175)          (185,296)
   Accounts payable and accrued liabilities..............................              228,522        (1,325,524)
   Proceeds on disposition of sales-type leases..........................            1,245,216            828,027
   Investment in sales-type leases.......................................            1,188,628          1,767,846
                                                                            --------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES.............................              283,737            715,594
                                                                            --------------------------------------

   INVESTING ACTIVITIES
   Proceeds from disposition of property, plant and equipment............              415,652            662,223
   Increase in costs of intangibles......................................            (151,963)           (74,823)
   Purchase of property, plant and equipment.............................            (960,840)          (171,038)
                                                                            --------------------------------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...................            (697,151)            416,362
                                                                            --------------------------------------

   FINANCING ACTIVITIES
   Increase in bank indebtedness.........................................              900,000                 --
   Repayment of other liabilities........................................                   --           (70,748)
   Repayment of capital lease obligations................................             (46,183)          (114,219)
   Proceeds from unsecured loan from principal stockholders..............                   --          2,800,000
   Repayment of long-term debt...........................................          (1,992,418)        (2,606,527)
   Proceeds from notes payable...........................................              707,070                 --
   Repayment of notes payable............................................             (54,535)                 --
   Share issue costs (note 12)...........................................            (220,000)                 --

                                                                            --------------------------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................            (706,066)              8,506
                                                                            --------------------------------------

   NET CHANGE IN CASH AND CASH EQUIVALENTS...............................          (1,119,480)          1,140,462
   Cash and cash equivalents, beginning of year..........................            1,458,094            317,632
                                                                            --------------------------------------

   CASH AND CASH EQUIVALENTS, END OF YEAR................................              338,614          1,458,094
                                                                            --------------------------------------
                                                                            --------------------------------------



   NON-CASH FINANCING ACTIVITES
   THE FOLLOWING WERE CONVERTED INTO SERIES C PREFERRED STOCK:
   Unsecured loans from principal stockholders                                      5,325,153                 --
   Dividends and accretion on Series B preferred stocks                            11,145,759                 --

   SUPPLEMENTARY INFORMATION
   Interest paid.........................................................             509,293            508,565
                                                                            ------------------------------------


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
[In U.S. dollars]

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

Certain conditions and events raise substantial doubt upon the validity of this assumption. The Company has incurred recurring operating losses which required the Company to restructure its operations, to reduce its ongoing operating costs, to raise additional financing, to conduct a capital restructuring and to obtain amendments to its debt covenants. While all of these actions were completed as at December 31, 2003 and management expects that the Company's revenues, net income and operating cash flows will benefit from the recent introduction of new products and applications in the market place, non-recurring privatization costs (see note 21(iii)), may cause the Company to violate certain of its debt covenants over the next year which may require the Company to obtain amendments to its debt covenants. Management expects to obtain the support of its lenders.

The Company's ability to continue as a going concern is dependent principally upon its ability to achieve profitable operations, continue to generate positive cash flows from operations, comply with its debt covenants and obtain the continued support of its lenders.

The outcome of these matters cannot be predicted at this time.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is involved in the digital distribution of interactive music to music-on-demand applications. The first such music-on-demand application developed by the Company were its digital jukeboxes, which utilize digitally compressed audio technology to securely distribute music titles through a proprietary distribution network. The Company is also developing its technology for other music-on-demand applications.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary TouchTunes Digital Jukebox, Inc. ["TOUCHTUNES DIGITAL"]. All inter-company balances and transactions have been eliminated on consolidation.

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


INVENTORY

Inventories, consisting of jukeboxes, components and replacement parts are stated at the lower of cost or market, with cost determined using the average cost method.


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

Depreciation is provided on the following basis:

   Furniture and equipment                      20% declining balance
   Vehicles                                     20% declining balance
   Computer software and equipment              30% declining balance and straight-line over 5 years
   Jukeboxes for promotion or testing           Straight-line over 5 years
   Leasehold improvements                       Term of lease




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


ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense for the year was approximately $579,000 [2002 - $371,000].


CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


INTANGIBLES
PATENTS

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 2003, legal costs of approximately $152,000 [2002 -- $74,000] were capitalized.

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


REVENUE RECOGNITION

Jukebox sales are recognized when the jukebox is shipped to the customers. The Company further provides for the estimated cost of product warranties as described below. Shipping and handling costs are included in the cost of jukebox revenues and direct operating costs. Revenues generated from music service contracts and operating leases are recognized as the services are performed.


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


SALES OF LEASE RECEIVABLES

Transfers of finance receivables are recognized as sales when the Company is deemed to have surrendered control over these assets and consideration other than beneficial interests in the transferred assets was received. When the transfer is considered a sale, the Company derecognizes all assets sold, recognized at fair value of significant assets received and the liabilities incurred and records the gain or loss on the sale in other income. Such gain or loss depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. Quotes are generally not available for retained interests the Company generally estimates fair values based on the present value of future expected cash flows using Management's best estimates for rate of prepayment and discount rates commensurate with the risks involved.


STOCK-BASED COMPENSATION

SFAS No 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors, pursuant to which a fixed number of Class A common stock will be issued upon exercise, using the intrinsic value method prescribed in Accounting Principles Board Opinion ["APB"] No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

Options pursuant to which a variable number of Class A common stock will be issued upon exercise are accounted for under the variable accounting method pursuant to APB 25 and related interpretations.

BUSINESS SEGMENTS

As at December 31, 2003, the Company is managed as one business segment and, as such, the Company has determined that it does not have separately reportable operating segments.

The Company maintains offices in both the U.S. and Canada. For the period ended December 31, 2003, all of the Company's revenue was earned in the U.S. and $1,070,691 of the Company's assets were held in Canada, with the balance held in the U.S.


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

Guarantor's Accounting for Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to December 31, 2002 should not be revised or restated. The change of accrued warranty recorded in the Company's balance sheet for the year was as follows:



                                                                          YEAR ENDED                Year ended
                                                                   DECEMBER 31, 2003         December 31, 2002
                                                                                   $                         $
     --------------------------------------------------------------------------------------------------------------

   Balance at the beginning of the  year                                   450,000                   618,580

   Charged to cost of jukeboxes                                            438,525                   173,297
   Use of provision                                                      (191,741)                 (341,877)
   --------------------------------------------------------------------------------------------------------------
   BALANCE AT THE END OF THE YEAR                                          696,784                   450,000
   --------------------------------------------------------------------------------------------------------------



STOCK BASED COMPENSATION TRANSITION AND DISCLOSURE

In December 2002, SFAS No. 148 ("SFAS 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE was issued to amend SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position, results of operations, or cash flows, because the Company continues to follow the guidance of APB 25 in recognizing stock compensation expense. The effect of stock based compensation is included in note 13 to the consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. All companies with variable interests in variable interest entities ("VIE's") created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of this standard had no impact on the Company's financial position, liquidity, and results of operations


RISKS AND UNCERTAINTIES

The Company currently buys all of its digital jukeboxes from an exclusive supplier and components from a limited group of suppliers. Management believes that other suppliers could provide similar products on comparable terms, however, a change in suppliers could cause a delay in manufacturing and a possible loss of revenues, which could affect operating results.

The Company has obtained rights to play music owned by record label companies and publishing companies. Should the Company be unable to renew its existing agreements or obtain new agreements, it would have a significant negative impact on the Company's operating results.


COMPARATIVE FIGURES

Certain figures in the 2002 financial statements have been reclassified to conform with the presentation used in 2003.


3.       INVESTMENT IN SALES-TYPE LEASES

Total minimum lease payments to be received under the sales-type leases are as follows:

                                                                                                   2003             2002
                                                                                                     $               $
                                                                                           ---------------------------------
   Gross lease payments to be received                                                           2,152,320        5,555,600
   Less: Unearned interest income at 25% .................................................         196,160        1,296,363
                                                                                           ---------------------------------
   Investment in sales-type leases........................................................       1,956,160        4,259,237
   Less: Current portion..................................................................       1,121,219        1,390,217
                                                                                           ---------------------------------
                                                                                                   834,941        2,869,020
                                                                                           ---------------------------------
                                                                                           ---------------------------------

As at December 31, 2003, payments to be received by year are as follows:

                                                                                                    $
   2004...................................................................................       1,356,720
   2005...................................................................................         795,600
                                                                                           ----------------
                                                                                           ----------------
                                                                                                 2,152,320
                                                                                           ----------------

During the year the Company sold $1,189,315 [2002 -- $580,000] of sales type leases for gross proceeds of $ 1,245,216 [2002 -- $828,027] to a third party and recorded a gain of $55,900 [2002 - 248,027]. The Company did not retain any material interest and involvement in the receivable transferred.

4.        JUKEBOXES UNDER OPERATING LEASES

Total minimum lease payments receivable under jukebox operating leases are as follows:

                                                                                                         $
                                                                                             -----------------
   2004....................................................................................           627,417
   2005....................................................................................            44,850
                                                                                             -----------------

                                                                                                      672,267
                                                                                             -----------------
                                                                                             -----------------



5.        PROPERTY, PLANT AND EQUIPMENT

                                                                                             COST          ACCUMULATED         NET
                                                                                                          DEPRECIATION
                                                                                              $                 $               $
                                                                                      ----------------------------------------------


   2003
   JUKEBOXES FOR LEASING...........................................................        2,360,546        1,622,457        738,089
   COMPUTER EQUIPMENT..............................................................        1,353,972        1,057,702        296,270
   COMPUTER SOFTWARE...............................................................          529,872          397,235        132,637
   LEASEHOLD IMPROVEMENTS..........................................................          101,597           50,284         51,313
   JUKEBOX TEST UNITS..............................................................          225,083          187,974         37,109
   DIGITIZED MUSIC LIBRARY.........................................................        1,161,027          760,986        400,041
   PC SOUND CARD RIGHTS............................................................          326,638          326,638              0
   FURNITURE AND EQUIPMENT.........................................................          369,690          223,984        145,706
   JUKEBOXES FOR PROMOTION.........................................................          283,062          229,451         53,611
   COMPUTER OPERATING SYSTEM.......................................................          360,000          360,000              0
   COMPUTER EQUIPMENT UNDER CAPITAL LEASE..........................................        1,057,301          982,449         74,852
   VEHICLES........................................................................          225,293          114,619        110,674
                                                                                      ----------------------------------------------
                                                                                           8,354,081        6,313,779      2,040,302
                                                                                      ----------------------------------------------
                                                                                      ----------------------------------------------



   2002
   Jukeboxes for leasing...........................................................        2,633,526        1,821,498        812,028
   Computer equipment..............................................................        1,248,002          926,629        321,373
   Computer software...............................................................          488,288          348,556        139,732
   Leasehold improvements..........................................................           83,653           33,755         49,898
   Jukebox test units..............................................................          223,836          153,591         70,245
   Digitized music library.........................................................        1,053,811          539,591        514,220
   PC sound card rights............................................................          323,823          265,261         58,562
   Furniture and equipment.........................................................          326,873          190,252        136,621
   Jukeboxes for promotion.........................................................          289,455          219,014         70,441
   Computer operating system.......................................................          360,000          360,000             --
   Computer equipment under capital lease..........................................        1,037,075          866,607        170,468
   Vehicles........................................................................          198,386           84,984        113,402
                                                                                      ----------------------------------------------
                                                                                           8,266,728        5,809,738      2,456,990
                                                                                      ----------------------------------------------
                                                                                      ----------------------------------------------


6.        INTANGIBLES


                                                                                              COST        ACCUMULATED          NET
                                                                                               $          DEPRECIATION          $
                                                                                                               $

   2003
   PATENTS.........................................................................        2,058,743        1,620,186        438,557
                                                                                      ----------------------------------------------
                                                                                      ----------------------------------------------


   2002
   Patents.........................................................................        1,906,780        1,350,871        555,909
                                                                                      ----------------------------------------------
                                                                                      ----------------------------------------------






7.        BANK INDEBTEDNESS

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") in the amount of $2 million [December 31, 2002 - $1 million]. The collateralization provided to the Bank by the Company on the Line of Credit and the loans described in note 8 is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the Bank plus 1.25%, representing a rate of 5.75% as at December 31, 2003 [December 31, 2002 - 6.00%] and is renewable on April 30, 2004. The Line of Credit is also collateralized by a charge on moveable property in the amount of $2,250,000. As at December 31, 2003, $1,900,000 [December 31, 2002 -
$1,000,000] was used on the facility.


8.        LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                              MATURITY          2003         2002
                                                                                                                  $            $
                                                                                      ----------------------------------------------
   CED Term Loan [C$27,778] (i) ...................................................               2004         21,494        123,066
   Jukebox Term Loan (ii)..........................................................               2004        756,142      2,646,988
                                                                                      ----------------------------------------------

                                                                                                              777,636      2,770,054
   Less: Current portion...........................................................                           777,636      1,945,350
                                                                                      ----------------------------------------------
                                                                                                                    0        824,704
                                                                                      ----------------------------------------------
                                                                                      ----------------------------------------------

Long-term debt consists of term loan facilities with a major Canadian chartered bank, which are collateralized by charges on past, present and future assets of the Company. The terms of the loans are as follows:

         (i) The CED is a term loan under the Loan Program for Technology Firms sponsored by Canada Economic Development. The loan bears interest at the Canadian prime rate of the bank plus 3.50%, representing a rate of 8.00% as at December 31, 2003 [December 31, 2002 - 8.00%]. Principal repayment is over a thirty-six month period which commenced in March 2001 in equal payments of $10,747 [$13,889 CDN]. The loan is collateralized by a certificate of guarantee issued by Canada Economic Development covering 80% of the net loss risk and by a charge in the amount of $386,907 [$500,000 CDN] on all moveable property.

         (ii) The Jukebox term loan facility (the "Jukebox Term Loan") represents, in the aggregate, $10,012,000 and was entered into for purposes of financing the cost of manufacturing Digital Jukeboxes. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Jukebox Term Loan bears interest at the U.S. base rate of the Bank plus 2.55%, representing a rate of 7.05% as at December 31, 2003 [December 31, 2002 - 7.30%].
                  Additional compensation must be paid to the Bank each year to December 31, 2003 equal to 0.5% of the Company's annual gross revenues. The Jukebox Term Loan is also collateralized by a certificate of guarantee issued jointly by Investissement Quebec and the Export Development Corporation covering 67% of the net loss risk and a charge on moveable property in the amount of $10,400,000. Each Jukebox Term Loan is granted for a maximum term of 48 months and the facility. The facility was repaid on March 26, 2004 (see note 21(iii)).


The agreements between the Company and the Bank governing the CED Term Loan, the Jukebox Term Loan and the Line of Credit described in note 7 contain financial covenants, including requirements that the Company maintain a minimum net stockholders' equity, as defined in the agreement, of $7,500,000 and a minimum debt to equity ratio as defined therein. As at December 31, 2003, the Company's stockholders' equity, as defined in the agreement, was $7,532,004 and the Company did satisfy the term of the covenant. If the company fails to comply with the covenant the Bank has the right to demand full repayment of the loans outstanding under the CED Term Loan and Jukebox Term Loan, as well as any funds drawn down on the Line of Credit.



9.       NOTES PAYABLE

In October 2003, the Company entered into a loan facility with a lender under which the Company could borrow up to a maximum of $1 million for purposes of financing the sale of one of the Company's products. The security provided to the lender is a first ranking security in the Tune Central financed by the lender. The loan bears interest at the rate of 9.0% and must be repaid over a period of twelve months.



10.      RESEARCH AND DEVELOPMENT INVESTMENT TAX CREDITS


 The Company is eligible to claim Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the years 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate the reasonable amount of ITC's. During the third quarter 2002 the Company underwent an audit by the relevant taxing authority which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's which should be approved for payment. Accordingly, an amount of $525,000 has been recorded as a reduction of expenses for the year ended December 31, 2002 and an amount of $362,300 has been recorded as a reduction of expenses for the year ended December 31, 2003.

11.      INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had continuing losses and there is no assurance that there will be future taxable income which might offset the current loss carry forwards.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           2003                              2002-
                                                              ------------------------------------------------------------------
                                                              Non - U.S.           U.S-              Non - U.S.          U.S.
                                                                   $                $                     $               $
                                                              ------------------------------------------------------------------

   DEFERRED TAX ASSETS
   Net Operating Losses......................................                     10,938,295                          11,689,800
   Capitalized Start Up Costs................................                        438,436                             328,827
   Excess of tax basis of financing fees over
     accounting values                                                                                   9,674
   Capital loss carryforwards................................
   Accruals and reserves.....................................                        721,947             5,926           609,909
   Research & Development....................................   333,701                                607,720
   Intercompany interest and other...........................                      1,021,741                           1,276,738
   Foreign Exchange..........................................                      1,458,457
                                                              -------------------------------------------------------------------
   TOTAL DEFERRED TAX ASSETS.................................   333,710           14,578,876           623,320        13,905,274
                                                              ===================================================================

   DEFERRED TAX LIABILITIES
   Excess of accounting value of property, plant and equipment
     over tax value..........................................    160,113               75,767           212,099           118,331
   Investment Tax Credits....................................    129,487                                 43,905
   Foreign Exchange..........................................                                                              87,092
   Unrealized Foreign Exchange Capital Gains.................     44,110
                                                              --------------------------------------------------------------------
   TOTAL DEFERRED TAX LIABILITIES............................    333,710               75,767            256,004          205,423
                                                              ====================================================================

   NET DEFERRED TAX ASSETS (LIABILITIES)
   Deferred tax assets.......................................    333,710           14,578,876            623,320        13,905,274
   Deferred tax liabilities..................................    333,710               75,767            256,004           205,423
                                                                --------------------------------------------------------------------
                                                                       0           14,503,109            367,316        13,699,851
   Valuation allowance.......................................          0          (14,503,109)          (367,316)      (13,699,851)
                                                                --------------------------------------------------------------------
   NET DEFERRED TAX ASSETS (LIABILITIES).....................          0                    0                  0                 0

                                                                ====================================================================



Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $435,942 [2002 -- $683,330] for the year.

The Company has net operating loss carry forwards of approximately $35,018,000 for U.S. federal income tax purposes. On May 18, 2000, the Company issued shares, which resulted in an ownership change for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's use of its net operating losses which were incurred prior to and including the date of the ownership change will be subject to an annual limitation for subsequent taxation years.

Finally, due to the quasi-reorganisation on June 30, 2003, certain of future tax benefits resulting from the use of loss carry forwards, if any, will be credited directly to additional paid-in capital in stockholders' equity instead of to the statement of operations.

The net operating losses expire as follows:


                                                                                                            $

   2009....................................................................................            28,000
   2010....................................................................................           290,000
   2011....................................................................................           246,000
   2012....................................................................................           842,000
   2018....................................................................................         2,328,000
   2019....................................................................................        12,330,000
   2020....................................................................................         8,511,000
   2021....................................................................................         8,809,000
   2022....................................................................................           547,000
   2023....................................................................................         1,086,000


                                                                                             -----------------
                                                                                                  $35,018,000
                                                                                             =================

Investment Tax Credits

Investment tax credits recoverable represent non-refundable Quebec investment tax credits earned on labor costs attributed to research and development activities.

12.      CAPITAL RESTRUCTURING

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

(7) requires that dividends declared or any distribution even upon or on any liquidation, dissolution or winding-up be shared among Series A preferred stock, Series B preferred stock and Class A voting common stock holders without any distinction as to classes, as on an as-if-converted to Class A common stock.

This capital restructuring had the following impact on the financial statements:

o Net loss attributable to common stockholders for the year ended December 31, 2003 was increased by $39,265,940 with a corresponding increase to additional paid-in capital representing the effect of the beneficial conversion of the Series A preferred stock and Series B preferred stock;

o As provided for in the Conversion Agreement, no interest on the Unsecured Loan Facility and no dividends and accretion on the Series B preferred stock were recorded subsequent to March 31, 2003;

o The Series B preferred stock are now presented as part of shareholders' equity because of the elimination of the rights of holders to demand redemption and to receive a cumulative and preferred dividend. These shares are presented at their par value which increased the additional paid-in capital by $19,991,111.

Finally, in addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital, in accordance with the quasi-reorganization rules. As a result of the quasi-reorganisation, the Company reviewed the fair values of its assets and liabilities and determined that no adjustments were required to the recorded amounts.

Included in share issue costs of $220,000 charged to additional paid-in capital were legal fees totaling $30,000 paid to legal counsel for CDP Capital Communications and CDP Capital Technologies

13.      CAPITAL STOCK

AUTHORIZED

As at December 31, 2003, the authorized capital stock is as follows:

100,000,000 [2002 - 50,000,000] Class A common stock, $0.001 par value, authorized. Each share of common stock has the right to one vote per share.

15,000,000 Series A preferred stock, $0.001 par value, authorized. Each share of Series A preferred stock has the right to one vote per share, convertible into Class A common stock on a 3 for 1 basis and participating with Class A common stock on an as-if-converted basis.

10,000,000 Series B preferred stock, $0.001 par value, authorized. Each share of Series B preferred stock has the right to one vote per share, convertible into Class A common stock on a 4.5 to 1 basis and participating with Class A common stock on an as-if-converted basis.

30,000,000 [2002 - nil] Series C preferred stock, $0.001 par value, authorized. Each share of Series C preferred stock is non-voting, has no dividend rights and has a liquidation preference over the Class A common stock, the Series A preferred stock and the Series B preferred stock.

ISSUED

                                                                                                         2003           2002
                                                                                                           $              $

   14,827,394 [2002-14,758,644] Class A common stock........................................             14,828        14,759
   12,843,960 Series A preferred stock......................................................             12,844        12,844
    8,888,889 Series B preferred stock (2002 - see note 12).................................              8,889            --
   25,000,000 [2002 - Nil] Series C preferred stock.........................................             25,000            --
                                                                                                  ----------------------------
                                                                                                         61,561        27,603
                                                                                                  ----------------------------
                                                                                                  ----------------------------


PARTICIPATION AND DIVIDENDS

The holders of the Class A common stock, Series A preferred stock and Series B preferred stock are entitled to receive dividends or distributions declared by the Company, on an equal basis, without any distinction as to class, on an as-if-converted to Class A common stock.

No cash dividends were declared or paid by the Company to the stockholders for the past two years. The loan agreements described in notes 7 and 8 requires lender approval before the payment of dividends.


SHARE PURCHASE WARRANTS

In April 2002, pursuant to an exemption from registration for private placement under Section 4 (2) of the

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

In June 2002, pursuant to an exemption from registration for private placement under Section 4 (2) of the Securities Act of 1933, as amended, the Company issued warrants to purchase 110,000 shares of Class A Common Stock at a price of $0.32 per share to a record label company. The warrants may be exercised, in whole or in part, no later than December 31, 2004. In exchange for the issuance of the warrants and a cash consideration, the record label company agreed to renew the term of their music license agreement with the Company.

The warrants have been accounted for at fair value as an addition to deferred charges, with an offsetting credit to additional paid in capital.

SHARE ISSUANCE

In April 2002, pursuant to an exemption from registration for private placement under Section 4 (2) of the Securities Act of 1933, as amended, the Company issued 100,000 shares of Class A Common Stock at a price of $0.51 per share with a value of $51,000 and a par value of $100 to a record label company. In exchange for the issuance of the shares, the record label company agreed to renew the term of their music license agreement with the Company.

In June 2003, the Company completed a capital restructuring as described in note 12.

In December 2003, pursuant to an exemption from registration for private placement under Section 4(2) of the Securities Act of 1933, as amended, the Company issued 68,750 shares of Class A Common Stock at a price of $0.20 per share with a value of $13,750 and a par value of $69 to its President and Chief Executive Office, John Perrachon in exchange for employment services.

STOCK OPTIONS

On April 19, 2000, the Board of Directors authorized a Long-Term Incentive Plan [THE "PLAN"], which provides for the grant to employees, directors, officers, consultants and outside contractors of various types of stock options and common stock.

On April 19, 2000, September 12, 2000 and December 12, 2000, March 16, 2001 and May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of shares, 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares respectively, of Class A voting common stock, with vesting provisions ranging up to four years. In June 2003 additional stock options to purchase 2,334,744 Class A voting common stock were issued. Options granted under the Plan are exercisable for a period of ten years. On December 31, 2003, an aggregate of 1,929,256 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001.


14.      BASIC AND DILUTED LOSS PER SHARE

Loss per share is computed using the weighted average number of Class A Common Stock outstanding and common stock equivalents.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, voting and participating into 38,531,880 Class A voting common stock, the 8,888,889 shares of the Company's Series B preferred stock, voting and participating into 40,000,000 voting common stock are being included in the weighted average common stock outstanding, using the as-if-converted method, to compute the basic and diluted net loss per share since June 10, 2003, the date of the capital restructuring (see note 12), because since that date they have characteristics similar to the Class A common stock.

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



15.      STOCK-BASED COMPENSATION PLANS

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per share would have been as follows:



                                                                                                            2003             2002
                                                                                                              $                $
                                                                                                   ---------------------------------

   Net loss attributable to common stockholders...................................................      (42,005,159)     (5,237,856)
   Pro Forma loss.................................................................................      (42,347,372)     (6,000,841)

   Basic and diluted loss per common stock and common stock equivalents...........................            (0.73)          (0.36)
   Pro Forma basic and diluted loss per common stock and common stock equivalents.................            (0.74)          (0.41)



Additional awards in future years are anticipated.

The stockholders of the Company have approved the adoption of the Plan, which authorizes the granting of stock options (either non-qualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 5,232,910 shares of the Company's common stock to be acquired by the holders of the stock options.

Under the Plan, non-qualified stock options have been granted to directors and employees for terms of up to four years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 2003, options to purchase 2,813,433 shares of common stock were exercisable with respect to the Plan [2002 -- 909,528].

Option activity during 2003 and 2002 is summarized as follows:


                                                                                                                            WEIGHTED
                                                                                                                             AVERAGE
                                                                                                                            EXERCISE
                                                                                                                              PRICE
                                                                                                               SHARES           $
                                                                                                      ------------------------------
   2003
   OUTSTANDING, BEGINNING OF YEAR..................................................................           2,766,000         0.93
   GRANTED/RE-INSTATED.............................................................................           2,434,744         0.46
   EXPIRED/FORFEITED...............................................................................           (130,000)         1.45
                                                                                                      ------------------------------

   OUTSTANDING, END OF YEAR........................................................................           5,070,744         0.70
                                                                                                      ------------------------------

   EXERCISABLE, END OF YEAR........................................................................           2,813,433         0.84
                                                                                                      ------------------------------
                                                                                                      ------------------------------

   WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED..................................................                             0.34
                                                                                                      ------------------------------


   2002
   Outstanding, beginning of year..................................................................           3,479,038         1.79
   Granted.........................................................................................          *1,508,000         0.40
   Expired/forfeited...............................................................................         (2,221,038)         1.92
                                                                                                      ------------------------------

   Outstanding, end of year........................................................................           2,766,000         0.93
                                                                                                      ------------------------------

   Exercisable, end of year........................................................................             909,528         1.45
                                                                                                      ------------------------------
                                                                                                      ------------------------------

   Weighted average fair value of options granted..................................................
                                                                                                                                0.34
                                                                                                      ------------------------------

* INCLUDES 1,500,000 OPTIONS PURSUANT TO WHICH A VARIABLE NUMBER OF CLASS A COMMON STOCK MAY BE ISSUED.




The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                                                               2003             2002
                                                                                                                 %                %
                                                                                                       -----------------------------


   Average expected life (years)..............................................................                 8.00             8.00
   Risk-free interest rate....................................................................                 3.00             2.23
   Volatility.................................................................................                 96.8             96.8
   Dividend yield.............................................................................                 0.00             0.00



In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

The following table summarizes information with respect to stock options outstanding at December 31, 2003:


                                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                                         -------------------                               -------------------
RANGE OF EXERCISE PRICES                       NUMBER     WEIGHTED AVERAGE     WEIGHTED AVERAGE           NUMBER    WEIGHTED AVERAGE
                                          OUTSTANDING            REMAINING       EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
                                                          CONTRACTUAL LIFE
                                          -----------     ----------------     ----------------      -----------    ----------------
                                                                  [MONTHS]
   0.3800 - 0.8750................          3,844,244                  101                 0.40        1,921,122                0.40
   1.0000 - 1.6250................            808,630                   85                 1.24          474,441                1.27
   2.0625 - 2.7800................            417,870                   75                 2.37          417,870                2.37




16.      RELATED PARTY TRANSACTIONS

         During 2003, the Company incurred interest expense of $254,203 [2002 -- $679,169] on the unsecured loan and convertible debentures, payable to two principal stockholders: CDP Capital Technologies and CDP Capital Communications.


17.      COMMITMENTS

         a)       Contract for operating leases

The Company occupies office facilities under various operating leases that expire over a period to 2008. Future minimum rentals are as follows.


                                                                                                         $

   2004.....................................................................................          269,322
   2005.....................................................................................          262,366
   2006.....................................................................................          185,847
   2007.....................................................................................          185,847
   2008.....................................................................................           46,462
                                                                                               ---------------
                                                                                                      949,844
                                                                                               ---------------
                                                                                               ---------------

         b)       Agreement with principal supplier

The Company has provided an inventory security deposit in the amount of $400,000 CDN [2002 -- $550,000 CDN], included in other assets, to the exclusive supplier of jukeboxes for the value of the parts and materials that the supplier must procure to support the purchase orders issued for future delivery. Purchases from this supplier amounted to approximately $4,223,029 for the year ended December 31, 2003 [2002 -- $4,396,000].


18.      FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company's short-term financial instruments, including cash and cash equivalents and accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate the fair value due to their short maturities. The carrying value of the bank indebtedness, due to principal stockholders, investment in sales-type leases, capital leases payable and the long-term debt approximates their fair value.


CREDIT RISK

The Company sells and leases its products directly to jukebox operators who place the jukeboxes in various locations throughout the United States. Credit is extended based on an evaluation of each operator's financial condition and generally, collateral is not required. Estimated credit losses and returns have been provided for in the consolidated financial statements and have generally been within management's expectations. As at December 31, 2003, the Company has an allowance for doubtful accounts of $968,321 [2002 -- $1,312,000].


CURRENCY RISK

As at December 31, 2003, $1,279,423 [2002 -- $ 3,300,016] of the Company's
consolidated net liabilities were denominated in Canadian dollars. The equivalent Canadian dollar balance as at December 31, 2003 amounted to $1,653,398 [2002 -- $ 5,376,711].


19.      RESTRUCTURING COSTS

During the first quarter of the year ended December 31, 2002, the Company completed a restructuring of its operations it had begun in the last quarter of 2001 in order to reduce the Company's ongoing operating costs. Severance costs attributable to employees terminated as a result of the restructuring totaled approximately $183,000.


20.      CONTINGENCIES

         In November 2001, a competitor ("the first competitor") filed a suit against the Company for non-infringement of a patent (U.S. Patent No. 6,308,204 ("the '204 patent")) held by the Company and for unfair competition and interference with contractual relations. A second competitor was joined in the suit as an alleged infringer of the '204 patent. The second competitor made the same claims against the Company as the first competitor. The suit further involved the competitors' allegations that the '204 patent is invalid, as well as a requested declaration from the Court that the '204 patent is unenforceable. The competitors dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company in October 2003. In December 2003, the Court found that the first competitor infringed the '204 patent, at least through August 18, 2003. The patent claims with respect to the second competitor have been stayed as a result of that competitor's bankruptcy proceedings. The dispute will go to trial on April 26, 2004 to determine the relief to which the Company is entitled for the infringement and whether that infringement was willful. An expert witness hired by the Company has determined Ecast's liability to be around $6 - $7 million and should it be found by the jury that Ecast's infringement was willful, damages could be tripled. An estimate of the possible recoverable gain or range of recoverable gain, if any, cannot be determined at this time.

         In December 2003, the first competitor filed a second suit against the Company, alleging that the Company infringes U.S. Patent No. 5,341,350 ("the '350 patent"). The Company responded with affirmative defenses and counterclaims that the Company does not infringe the '350 patent and that, if read to cover the Company's activities, the claims of the '350 patent are invalid. The Company also asserted counterclaims against the first competitor and a third competitor for infringement of the '204 patent. Those competitors have responded with affirmative defenses and counterclaims that the '204 patent is not infringed, invalid and unenforceable. The first competitor responded with additional state-law counterclaims based upon statements allegedly made by the Company. The Company believes it has meritorious claims and defenses against the competitors. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

         In March 2004 the Company entered into five year agreements, effective July 1, 2003 with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company also entered in settlement agreements with ASCAP and BMI for the periods prior to July 1, 2003. These settlements had no impact on the Company's reported financial results.

         The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC").

         An estimate of the possible loss or range of loss, if any, cannot be determined at this time.


21.      SUBSEQUENT EVENTS

         (i) In January 2004, the Company obtained new term loan in the amount of $2 million for purposes of funding prepaid music rights.

         (ii) On February 12, 2004, the Company filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction"). In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of the Class A voting common stock, par value $0.001 per share, of the Company (the "Common Stock") at a ratio of between one to 2,000 and one to 1,500, inclusive (the final ratio to be determined by the board of directors immediately prior to effecting the reverse stock split). The purpose of such reverse stock split is to reduce the number of stockholders of record of the Company to fewer than 300. The Company then intends to terminate the registration of the Common Stock under the Securities Exchange Act of 1934 and terminate the listing of the Common Stock on The Nasdaq Stock Market Over-the-Counter Bulletin Board, thereby ending the Corporation's obligations as a public company under the United States securities laws.

         On February 24, 2004, the Company received comments from the Securities and Exchange Commission with respect to its preliminary Schedule 13E-3 Transaction Statement. The Company is currently preparing a response to the Securities and Exchange Commission's comments, together with an amended
Schedule 13E-3 Transaction Statement. Once the Schedule 13E-3 Transaction Statement has adequately addressed the Securities and Exchange Commission's comments and is in definitive form, the Company will mail copies to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter.

         (iii) On March 26, 2004 the Company repaid the outstanding balance on the Jukebox Term Loan.