Form 10QSB
period 2004-03-31
TOUCHTUNES MUSIC CORP
filed 2004-05-17
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 2004

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

                                 (702) 792 -7405
                           ---------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 17, 2004, 14,827,394 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one): Yes __  No  X__

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at March 31, 2004
        and December 31, 2003..............................................   1


        Consolidated Statements of Operations and Comprehensive Loss
        (unaudited) for the three-month periods ended March 31, 2004
        and 2003...........................................................   3

        Consolidated Statements of Cash Flows (unaudited) for the
        three-month periods ended March 31, 2004 and 2003..................   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  12

Item 3. Controls and Procedures ...........................................  18


PART II - OTHER INFORMATION:

Item 1. Legal Proceedings..................................................  18

Item 6. Exhibits and Reports on Form 8-K...................................  19

Signatures.................................................................  20

Certifications.............................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended March 31, 2004 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, for the fiscal year ended December 31, 2003. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

                           CONSOLIDATED BALANCE SHEETS

[In U.S. dollars]                                                       AS AT              As at
                                                               MARCH 31, 2004  December 31, 2003
                                                                            $                  $
-------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)            (Note*)
ASSETS (note 5)
CURRENT
Cash and cash equivalents                                             654,856            338,614
Trade accounts receivable                                           7,316,371          6,640,992
Other receivables                                                     276,193            454,192
Prepaid expenses and deposits                                       1,545,678          1,392,572
Inventory                                                           2,786,480          2,671,917
Current portion of investment in sales-type leases                  1,176,109          1,121,219
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               13,755,687         12,619,506
-------------------------------------------------------------------------------------------------
Investment in sales-type leases                                       521,038            834,941
Property, plant and equipment, net                                  2,390,731          2,040,302
Intangibles                                                           389,302            438,557
Other assets                                                        1,175,039            821,970
-------------------------------------------------------------------------------------------------
                                                                   18,231,797         16,755,276
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

* Note: The balance sheet as at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

[In U.S. dollars]                                                        AS AT              As at
                                                                MARCH 31, 2004  December 31, 2003
                                                                             $                  $
--------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)            (Note*)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank indebtedness (note 5)                                           1,557,679          1,900,000
Accounts payable and accrued liabilities                             6,195,462          5,454,544
Current portion of long-term debt (note 5)                             955,111            777,636
Notes payable                                                          966,728            652,535
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            9,674,980          8,784,715
--------------------------------------------------------------------------------------------------

Long-term debt (note 5)                                                644,889                 --
--------------------------------------------------------------------------------------------------
                                                                    10,319,869          8,784,715
--------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (NOTE 6)
Series A preferred stock, voting and participating,
$0.001 par value
  Authorized: 15,000,000 shares
  Issued and outstanding: 12,843,960 shares                             12,844             12,844
Series B preferred stock, voting and participating,
$0.001 par value
  Authorized: 10,000,000 shares
  Issued and outstanding: 8,888,889 shares                               8,889              8,889
Series C preferred stock, $0.001 par value
  Authorized: 30,000,000 shares
  Issued and outstanding: 25,000,000 shares                             25,000             25,000
Class A voting common stock, $0.001 par value
  Authorized: 100,000,000 shares
  Issued and outstanding: 14,827,394 shares                             14,828             14,828
Additional paid-in capital (note 6)                                  8,420,910          8,420,910
Accumulated deficit (note 6)                                                --                 --
   Net of elimination totaling $82,667,696                            (570,543)          (511,910)
--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           7,911,928          7,970,561
--------------------------------------------------------------------------------------------------
                                                                    18,231,797         16,755,276
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 8)

SUBSEQUENT EVENT (NOTE 10)

SEE ACCOMPANYING NOTES.

* Note: The balance sheet as at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

[In U.S. dollars]                                                        THREE MONTH       Three month
                                                                        PERIOD ENDED      period ended
                                                                      MARCH 31, 2004    March 31, 2003
                                                                                   $                 $
-------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)       (unaudited)
REVENUES
Jukebox sales and music service revenues                                   7,859,238         5,567,375
Jukebox leasing and financing  revenues                                      360,281           500,306
Gain on disposal of assets and investment in sales-type leases                 2,210           135,800
-------------------------------------------------------------------------------------------------------
                                                                           8,221,729         6,203,481
-------------------------------------------------------------------------------------------------------
EXPENSES
Cost of jukebox revenues
   And direct operating costs                                              4,841,830         3,650,523
Research and development                                                     935,308           668,415
Investment tax credits                                                       (52,644)               --
General and administrative                                                 1,227,597         1,253,070
Sales and marketing                                                          737,455           638,759
Interest expense                                                              88,773           350,492
Depreciation and amortization                                                360,709           375,291
Foreign exchange losses                                                      141,334            15,386
-------------------------------------------------------------------------------------------------------
                                                                           8,280,362         6,951,936
-------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS                                              (58,633)         (748,455)
  Dividends and accretion of mandatorily redeemable Series B
  preferred stock (note 6)                                                        --         1,049,490
-------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND HOLDERS OF COMMON
  STOCK EQUIVALENTS                                                          (58,633)       (1,797,945)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Per common stock and common stock equivalents
BASIC AND DILUTED NET LOSS PER SHARE (NOTE 4)                                  (0.00)            (0.12)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS                                                             93,359,274        14,758,644
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[In U.S. dollars]                              THREE MONTH          Three month
                                              PERIOD ENDED         period ended
                                            MARCH 31, 2004       March 31, 2003
                                                         $                    $
--------------------------------------------------------------------------------
                                               (UNAUDITED)          (unaudited)
OPERATING ACTIVITIES
Net loss and comprehensive loss                    (58,633)            (748,455)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING
  ACTIVITIES:
Non-cash portion of cost of                         35,735               35,735
  jukebox revenues and direct
  operating costs
Unpaid interest charge on unsecured                     --              254,203
  loans from principal stockholders
Depreciation and amortization                      360,709              375,291
Gain on disposal of assets                          (2,210)             (88,366)
Non-cash portion of jukebox                             --              (51,351)
  financing revenues
Gain on disposal of investment in                       --              (47,434)
  sales-type leases
CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                    (497,380)             (82,133)
Prepaid expenses and deposits                     (153,106)             (53,854)
Inventory                                         (114,563)            (311,287)
Other assets                                        22,112              (37,916)
Accounts payable and accrued                       740,918             (540,455)
  liabilities
Proceeds from disposal of investment                22,924              721,626
  in sales-type leases
Investment in sales-type leases                    236,089              373,318
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING               592,595             (201,078)
  ACTIVITIES
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of                         3,457              254,606
   property, plant and equipment
Addition to intangibles                            (40,031)                (486)
Purchase of property, plant, and                  (623,099)             (51,918)
  equipment
Increase in deferred charges                      (410,916)                  --
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING            (1,070,589)             202,202
  ACTIVITIES
--------------------------------------------------------------------------------

[In U.S. dollars]                              THREE MONTH          Three month
                                              PERIOD ENDED         period ended
                                            MARCH 31, 2004       March 31, 2003
                                                         $                    $
--------------------------------------------------------------------------------
                                               (UNAUDITED)          (unaudited)
FINANCING ACTIVITIES
Decrease  in bank indebtedness                    (342,321)            (450,000)
Repayment of capital lease                              --              (25,012)
  obligations
Proceeds of long-term debt                       1,600,000                   --
Repayment of long-term debt                       (777,636)            (673,866)
Proceeds from notes payable                        532,245                   --
Repayment of notes payable                        (218,052)                  --
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING               794,236           (1,148,878)
  ACTIVITIES
--------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH                        316,242           (1,147,754)
  EQUIVALENTS
Cash and cash equivalents, beginning               338,614
  of period                                                           1,458,094
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF                  654,856              310,340
  PERIOD
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Interest paid                                       63,987               72,180
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2004
[In U.S. dollars]

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

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

The consolidated financial statements at March 31, 2004, and for the three-month period ended March 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for the fiscal year ending December 31, 2004 or any other future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant inter-company balances and transactions since acquisition of control have been eliminated on consolidation.

3.       WARRANTY PROVISION

The change in the warranty provision recorded in the Company's balance sheet for the quarter was as follows:

                                       THREE MONTH PERIOD    Three month period
                                                    ENDED                 ended
                                           MARCH 31, 2004        March 31, 2003
                                                        $                     $
--------------------------------------------------------------------------------

Balance at the beginning of the                   696,784               450,000
  period
Charged to cost of jukeboxes                      125,444               109,631
Use of provision                                 (163,662)              (27,853)
--------------------------------------------------------------------------------
BALANCE AT THE END OF THE PERIOD                  658,566               531,778
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4.       BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net loss per share for the quarters ended March 31, are as follows:

                                   THREE MONTH PERIOD     Three month period
                                                ENDED                  ended
                                       MARCH 31, 2004         March 31, 2003
-----------------------------------------------------------------------------
Net loss attributable to common
   stockholders and holders of
   common stock equivalents                   (58,633)            (1,797,945)
-----------------------------------------------------------------------------
Weighted average common shares
   and common share equivalents
   outstanding  used to compute
   basic and diluted net loss
   per common share                        93,359,274             14,758,644
-----------------------------------------------------------------------------
Basic and diluted netloss                       (0.00)                 (0.12)
  per common share
-----------------------------------------------------------------------------

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, voting and participating, into 38,531,880 Class A voting common stock, the 8,888,889 shares of the Company's Series B preferred stock, voting and participating, into 40,000,000 voting common stock are being included in the weighted average common shares outstanding, using the as-if-converted method, to compute the basic and diluted net loss per share since June 10, 2003, the date of the capital restructuring (see note 6), because since that date they have characteristics similar to the common shares.

The options and warrants to purchase the Company's Class A voting common stock, were not included in the computation of the diluted loss per share, as the effect would be anti-dilutive.

5.       BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of $2 million (December 31, 2003 - $2 million). The collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.25%, representing a rate of 5.75% as at March 31, 2004 (December 31, 2003 - 5.75%). The Company is in the process of obtaining an extension of the line of credit. The Line of Credit is also collateralized by a first charge on accounts receivable and inventories of $1,050,000 and a charge on moveable property in the amount of $2,050,000. As at March 31, 2004, $1,550,000 (December 31, 2003 - $1.9 million), was used on this facility.

Long-term debt consists of the following:

                                MATURITY       MARCH 31, 2004     December 31, 2003
                                                            $                     $
                               -----------------------------------------------------
CED Term Loan                       2004                   --                21,494
Jukebox Term Loan              2003-2004                   --               756,142
Music Advance Term Loan        2004-2007            1,600,000                    --
                                          ------------------------------------------
Total                                               1,600,000               777,636
Less: Current portion                                 955,111               777,636
                                          ------------------------------------------
Total                                                 644,889                    --
                                          ------------------------------------------
                                          ------------------------------------------

Long-term debt as at March 31, 2004 consists of a music advance term loan facility (the "Term Loan") with a major Canadian chartered bank, which is collateralized by charges on present and future assets of the Company. The Term Loan represents, in the aggregate, $2,000,000 and was entered into in January 2004 for purposes of financing the recoupable advances made to certain music providers. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Term Loan bears interest at the U.S. base rate of the Bank plus 3%, representing a rate of 7.5% as at March 31, 2004. The Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000.

The CED Term Loan and the Jukebox Term Loan were repaid in full in February and March 2004 respectively.

The agreements between the Company and the Bank governing the Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement, of $7,500,000, and a minimum debt to equity ratio as defined therein. As at March 31, 2004, the Company's stockholders' equity, as defined in the Agreement, was $7,522,626 and the Company did satisfy the covenant. If the Company fails to comply with the Covenant, the Bank has the right to demand full repayment of the Term Loan as well as any funds drawn down on the Line of Credit.

The principal payments of long-term debt are as follows:

                                                     $
                                             ---------
       2004                                    955,111
       2005                                    644,889
                                             ---------
                                             1,600,000
                                             ---------
                                             ---------

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

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares, respectively, of the Company's Class A voting Common Stock, with vesting provisions ranging up to four years. Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Class A voting Common Stock, which are exercisable over a period of five years. On March 31, 2004, an aggregate of 1,929,256 of Class A voting Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per common share would have been as follows:

                                             THREE MONTH  Three month period
                                            PERIOD ENDED               ended
                                          MARCH 31, 2004      March 31, 2003
                                                       $                   $
                                          ----------------------------------

Net loss attributable to common                 (58,633)          (1,797,945)
  stockholders and holders of common
  stock equivalents
Pro Forma loss                                 (132,588)          (1,883,622)
Basic and diluted loss per common                 (0.00)               (0.12)
  share
Pro Forma basic and diluted loss                  (0.00)               (0.13)
   per common share

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                    MARCH 31, 2004      March 31, 2003
                                    ----------------------------------
Average expected life (years)                    8                   8
Risk-free interest rate                       3.83                3.10
Volatility                                    96.8                96.8
Dividend yield                                0.00                0.00

8.       CONTINGENCIES

     In November 2001, a competitor filed a suit against the Company for non-infringement of a patent (U.S. Patent No. 6,308,204 ("the '204 patent")) held by the Company and for unfair competition and interference with contractual relations. A second competitor was joined in the suit as an alleged infringer of the '204 patent. The second competitor made the same claims against the Company as the first competitor. The suit further involved the competitors' allegations that the '204 patent is invalid, as well as a requested declaration from the Court that the '204 patent is unenforceable. The competitors dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company in October 2003. In December 2003, the Court found that the first competitor infringed the '204 patent, at least through August 18, 2003. The patent claims with respect to the second competitor have been stayed as a result of that competitor's bankruptcy proceedings.

     In December 2003, the first competitor filed a second suit against the Company, alleging that the Company infringes U.S. Patent No. 5,341,350 ("the '350 patent"). The Company responded with affirmative defenses and counterclaims that the Company does not infringe the '350 patent and that, if read to cover the Company's activities, the claims of the '350 patent are invalid. The Company also asserted counterclaims against the first competitor and a third competitor for infringement of the '204 patent. Those competitors have responded with affirmative defenses and counterclaims that the '204 patent is not infringed, invalid and unenforceable. The first competitor responded with additional state-law counterclaims based upon statements allegedly made by the Company. This litigation was settled in April 2004 (see note 10).

     In March 2004 the Company entered into ageements, effective July 1, 2003, with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company also entered in settlement agreements with ASCAP and BMI for the periods prior to July 1, 2003. These settlements had no impact on the Company's reported financial results.

     The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC"). An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

9.       PROPOSED TRANSACTION

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

10.      SUBSEQUENT EVENT

On April 23, 2004, the Company and Ecast, Inc., entered into a settlement agreement (the "Agreement") with respect to the litigation between them as described in note 8. Pursuant to the Agreement, the Company and Ecast, Inc. agreed, amongst other things to cause the litigation to be terminated with prejudice, and to cross-license the patents that were the subject of the litigation. In addition, and Ecast, Inc. agreed to pay to the Company, a total of $4,000,000 (the "Settlement Amount"). An initial payment of $500,000 was made in respect ot the Settlement Amount on April 23, 2004. The remainder of the Settlement Amount is payable quarterly in an amount equal to the greater of: (i) $0.005 per play of any song on any digital jukebox or other device powered by Ecast, Inc. during such quarter; and (ii) $100,000. Such future payments are secured by a pledge of substantially all of Ecast, Inc.'s assets.

The discounted amount of these payments will be recorded as a gain in the second quarter of 2004. Management is currently assessing the appropriate discount rate to be applied. Legal costs of $411,000 incurred for the period January1, 2004 through March 31, 2004 have been deferred and will be recorded against such gain along with other legal costs incurred relating to this settlement in April 2004.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2003. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at March 31, 2004, the Company had delivered a total of approximately 8,235 Digital Jukeboxes as compared with 6,366 Digital Jukeboxes delivered as at March 31, 2003. Management intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     The Company plays over 17 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

     Total assets of the Company were approximately $18,232,000 at March 31, 2004, an increase of approximately $1,477,000 from December 31, 2003. The increase was primarily due to an increase in trade and other accounts receivable of approximately $497,000, an increase in property, plant and equipment of approximately $350,000 due to the capitalizing of equipment under the Company's Tune Central program and an increase of approximately $353,000 in other assets due to the deferral of legal costs totaling approximately $411,000 relating to the litigation settlement referred to in note 10 to the financial statements. Total liabilities of the Company also increased by approximately $1,535,000 as compared to December 31, 2003, from approximately $8,785,000 to approximately $10,320,000 at March 31, 2004, primarily as a result of the increase in long-term debt in the amount of approximately $823,000 due to $1,600,000 drawn on the Company's new Music Advance Term Loan offset by the repayment of the CED Term Loan and Jukebox Term Loan during the quarter. In addition, accounts payable and accrued liabilities increased by approximately $741,000.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

     The Company incurred a net loss of approximately $58,000 during the three-month period ended March 31, 2004 ("the first quarter 2004") as compared to net loss of approximately $748,000 for the corresponding three-month period in 2003 ("the first quarter 2003").

     Net loss attributable to common stockholders and holders of common stock equivalents was approximately $58,000 for the first quarter 2004, as compared to a net loss of approximately $1,798,000 for the first quarter 2003. There was no non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B preferred stock for the first quarter 2004, as compared to approximately $1,050,000 for the first quarter 2003 due to the Company's capital restructuring which, amongst other things, removed the rights of Series B Preferred Stockholders to receive a cumulative and preferred dividend.

     REVENUES

     Total revenues increased by approximately $2,019,000 or 33%, from approximately $6,203,000 in the first quarter 2003 to approximately $8,222,000 in the first quarter 2004. There was a decrease in leasing and financing revenues during the first quarter 2004 totaling approximately $140,000 which is attributable to a reduction in Digital Jukeboxes under lease due to the sale of both sales-type leases and jukeboxes for leasing. This decrease was, as described below, more than offset by an increase in music service revenues, and an overall increase in unit sales of Digital Jukeboxes.

     Revenues from the Digital Jukeboxes and parts increased by approximately $1,272,000 or 41%, from approximately $3,072,000 for the three-month period ended March 31, 2003 to approximately $4,344,000 for the three-month period ended March 31, 2004.

     Music service revenues grew to approximately $3,516,000 for the first quarter 2004 as compared with approximately $2,495,000 for the first quarter 2003. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes installed on the Company's Digital Jukebox network, which generate recurring music service revenues.

     COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

     The cost of jukebox revenues and direct operating costs increased by approximately $1,192,000, or 33%, from approximately $3,651,000 in the first quarter 2003 to approximately $4,842,000 during the first quarter 2004. This increase is due mainly to the increased number of Digital Jukeboxes sold which, in addition, resulted in an increase in the commission paid to Distributors and in the royalties paid to publishing and music companies. The overall increase in the number of plays on the Digital Jukebox network resulted in additional communication and maintenance costs due to the Company's increased installed base of Digital Jukeboxes.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by approximately $25,000 or 2%, from approximately $1,253,000 in the first quarter 2003 to approximately $1,228,000 in the first quarter 2004. This decrease is principally attributable to the legal fees deferred in connection with the settlement of the Ecast Inc. and Rowe International Inc. litigation (the legal proceedings are described in detail Part II, Item 1-Legal Proceedings) offset by additional legal costs in connection with the Company's privatization efforts.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by approximately $267,000, or 40%, from approximately $668,000 in the first quarter 2003 to approximately $935,000 in the first quarter 2004. This increase in research and development expense is in large part due to costs incurred in respect of ongoing development and design of new projects.

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased by approximately $99,000, or 15%, from approximately $639,000 in the first quarter 2003 to approximately $738,000 in the first quarter 2004. This increase is mainly due to an increase in the commissions paid to the Company's salesmen as a result of the overall increase in unit sales of Digital Jukeboxes.

     INTEREST EXPENSE

     Interest expense decreased by approximately $261,000, or 75%, from approximately $350,000 in the first quarter 2003 to approximately $89,000 in the first quarter 2004. This decrease is primarily due to the repayment in full of the Jukebox Term Loan in March 2004and the conversion of the Unsecured Loan Facility in June 2003. The Jukebox Term Loan and the Unsecured Loan Facility are described below under the caption "Liquidity and Capital Resources."

     DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense decreased by approximately $14,000, or 4%, from approximately $375,000 in the first quarter 2003 to approximately $361,000 in the first quarter 2004. This decrease in depreciation and amortization charges resulted primarily from fewer Digital Jukeboxes being held by the Company as capital assets offset by increased depreciation charges relating to equipment capitalized under the Company's Tune Central program.

     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange loss of approximately $141,000 during the first quarter 2004 as compared to a foreign exchange loss of approximately $15,000 during the first quarter of 2003. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

     SEASONALITY

     The Company has experienced lower sales volume during the summer vacation period of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and have material adverse effects on its financial condition.

     OTHER ASSETS

     Included in other assets are legal costs of approximately $411,000 incurred for the period January 1 through March 31, 2004 relating to the litigation settlement referred to in note 10 of the financial statements.

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

     In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures:
(1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED TERM LOAN"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. The CED Term Loan was repaid in full in February 2004.

     In April 1999, TouchTunes Digital entered into a jukebox term loan facility (the "JUKEBOX TERM LOAN") providing for loans aggregating approximately $10.4 million with the National Bank of Canada to finance the cost of manufacturing the Digital Jukeboxes. The Jukebox Term Loan was repaid in full in March 2004.

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

     In January 2004, TouchTunes Digital entered into a term loan facility (the "Term Loan") with the National Bank of Canada for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the U.S. base rate of the Bank plus 3%, representing a rate of 7% as at March 31, 2004. The Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000.

     The Music Advance Term Loan is secured by a lien on the past, present and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

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

     The agreements as amended between the Company and the National Bank of Canada governing the Music Advance Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $7,500,000 and a minimum debt to equity ratio of 1.5 to 1. As at March 31, 2004, the Company's stockholders' equity, as defined in the Agreement, was $7,522,626 and the Company did satisfy the covenant. If the Company fails to comply with these covenants, the National Bank of Canada has the right to demand full repayment of the Music Advance Term Loan as well as any funds drawn down on the Line of Credit.

     The Company has contractual obligations totaling approximately $5,021,000. These relate to payments due under the Company's long-term debt obligations described above, notes payable and operating leases. The operating leases are primarily related to office space.

------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------------
                                             TOTAL        LESS THAN 1 YEAR(1)      MORE THAN 1 YEAR(2)
------------------------------------------------------------------------------------------------------
BANK INDEBTEDNESS                        1,557,679                  1,557,679                       --
------------------------------------------------------------------------------------------------------
LONG TERM DEBT(3)                        1,600,000                    955,111                  644,889
------------------------------------------------------------------------------------------------------
NOTES PAYABLE(4)                           966,728                    966,728                       --
------------------------------------------------------------------------------------------------------
OPERATING LEASES                           896,469                    284,811                  611,658
------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL CASH OBLIGATIONS       5,020,876                  3,764,329                1,256,547
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

      (1) Refers to "less than 1 year" from April 1, 2004.
      (2) Refers to "more than 1 year" from April 1, 2004.
      (3) Refers to Music Advance Term Loan.
      (4) Refers to Firestone Financing.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange
Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In November 2001, Ecast, Inc. filed a suit against the Company for non-infringement of a patent (U.S. Patent No. 6,308,204 ("the '204 patent")) held by the Company and for unfair competition and interference with contractual relations. Rowe, Inc. was joined in the suit as an alleged infringer of the '204 patent. Rowe, Inc. made the same claims against the Company as Ecast, Inc.. The suit further involved the competitors' allegations that the '204 patent is invalid, as well as a requested declaration from the Court that the '204 patent is unenforceable. Ecast, Inc. and Rowe, Inc. dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company in October 2003. In December 2003, the Court found that Ecast, Inc. infringed the '204 patent, at least through August 18, 2003. The patent claims with respect to Rowe, Inc. have been stayed as a result of that competitor's bankruptcy proceedings.

     In December 2003, Ecast, Inc. filed a second suit against the Company, alleging that the Company infringes U.S. Patent No. 5,341,350 ("the '350 patent"). The Company responded with affirmative defenses and counterclaims that the Company does not infringe the '350 patent and that, if read to cover the Company's activities, the claims of the '350 patent are invalid. The Company also asserted counterclaims against Ecast, Inc. and a third competitor for infringement of the '204 patent. Those competitors have responded with affirmative defenses and counterclaims that the '204 patent is not infringed, invalid and unenforceable. Ecast, Inc. responded with additional state-law counterclaims based upon statements allegedly made by the Company.

     On April 23, 2004, the Company and Ecast, Inc., entered into a settlement agreement (the "Agreement") with respect to the litigation between them. Pursuant to the Agreement, the Company and Ecast, Inc. agreed, amongst other things to cause the litigation to be terminated with prejudice, and to cross-license the patents that were the subject of the litigation. In addition, Ecast, Inc. agreed to pay to the Company, a total of $4,000,000 (the "Settlement Amount"). An initial payment of $500,000 was made in respect of the Settlement Amount on April 23, 2004. The remainder of the Settlement Amount is payable quarterly in an amount equal to the greater of: (i) $0.005 per play of any song on any digital jukebox or other device powered by Ecast, Inc. during such quarter; and (ii) $100,000. Such future payments are secured by a pledge of substantially all of Ecast, Inc.'s assets.

     In March 2004 the Company entered into agreements, effective July 1, 2003 with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company also entered in settlement agreements with ASCAP and BMI for the periods prior to July 1, 2003. These settlements had no impact on the Company's reported financial results.

     The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC").

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     b. The Company has filed the following reports on Form 8-K for the three month period ended March 31, 2004:

            i. Form 8-K dated February 27, 2004, including press release dated
               January 8, 2004 relating to summary judgment ruling and press release dated January 13, 2004 relating to the Company's counterclaims against Ecast, Inc. and Rockola.

           ii. Form 8-K dated March 9, 2004, including press release dated March 5, 2004 relating to US District Court's denial of motion by Ecast, Inc. for preliminary injunction against the Company for infringement of `350 patent.

          iii. Form 8-K dated March 23, 2004, announcing agreements with American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI").

           iv. Form 8-K dated April 29, 2004, including joint press release with Ecast, Inc. announcing settlement of patent litigation.

            v. Form 8-K dated April 29, 2004, setting out details of April 23,
               2004 settlement agreement with Ecast, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TOUCHTUNES MUSIC CORPORATION


Dated: May 17, 2004                         By: /s/ John Perrachon
                                                -----------------------------
                                                John Perrachon
                                                Chief Executive Officer,
                                                President and Director

Dated: May 17, 2004                         By: /s/ Matthew Carson
                                                -----------------------------
                                                Matthew Carson
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

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

Date: May 17, 2004

                                    /s/ John Perrachon
                                    ------------------------
                                    John Perrachon
                                    Chief Executive Officer,
                                    President and Director

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

Date: May 17, 2004

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