Form 10QSB
period 2004-06-30
TOUCHTUNES MUSIC CORP
filed 2004-08-16
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ________ to _______

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

                                (702) 792-7405
                                ---------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, 14,827,394
                                           ---------------------------------
shares of Class A voting common stock were outstanding.
------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

[NOTE: PRINTER TO ADD PAGE NUMBERS]

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Balance Sheets (unaudited) as at June 30, 2004
         and December 31, 2003.......................................................................      1

         Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
         for the three-month and six-month periods ended June 30, 2004 and 2003......................      3

         Consolidated Statements of Retained Earnings (Deficit) (unaudited) as
         at June 30, 2004 and December 31, 2003......................................................      4

         Consolidated Statements of Cash Flows (unaudited) for the three-month
         and six-month periods ended June 30, 2004 and 2003..........................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................     13

Item 3.  Controls and Procedures ....................................................................     19


PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings..........................................................................     20

Item 2.   Exhibits and Reports on Form 8-K...........................................................     20

Signatures...........................................................................................     22

Certifications.......................................................................................     23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


The accompanying unaudited financial statements for the quarter ended June 30, 2004 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, for the fiscal year ended December 31, 2003. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

                           CONSOLIDATED BALANCE SHEETS

      [In U.S. dollars]                                                             AS AT                    As at
                                                                            JUNE 30, 2004        December 31, 2003
                                                                                        $                        $
      ------------------------------------------------------------- ---------------------- ------------------------
                                                                              (UNAUDITED)                  (Note*)
      ASSETS (note 5)
      CURRENT
      Cash and cash equivalents                                                 1,386,539                  338,614
      Trade accounts receivable                                                 7,066,129                6,640,992
      Other receivables                                                           287,593                  454,192
      Current portion of discounted receivable (note 10)                          116,634                       --
      Prepaid expenses and deposits                                             1,377,309                1,392,572
      Inventory                                                                 2,708,764                2,671,917
      Current portion of investment in sales-type leases                        1,103,574                1,121,219
      ------------------------------------------------------------- ---------------------- ------------------------
      TOTAL CURRENT ASSETS                                                     14,046,542               12,619,506
      ------------------------------------------------------------- ---------------------- ------------------------

      Investment in sales-type leases                                             404,756                  834,941
      Property, plant and equipment, net                                        2,501,810                2,040,302
      Intangibles                                                                 327,739                  438,557
      Discounted receivable (note 10)                                           1,814,868                       --
      Other assets                                                                694,657                  821,970
      ------------------------------------------------------------- ---------------------- ------------------------
                                                                               19,790,372               16,755,276
                                                                    ---------------------- ------------------------
                                                                    ---------------------- ------------------------

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

                                                                                        AS AT                  As at
                                                                                JUNE 30, 2004      December 31, 2003
                                                                                            $                      $
     ------------------------------------------------------------------ ---------------------- ----------------------
                                                                                  (UNAUDITED)                (Note*)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
     Bank indebtedness (note 5)                                                     1,650,000              1,900,000
     Accounts payable and accrued liabilities                                       5,387,369              5,454,544
     Current portion of long-term debt (note 5)                                     1,009,685                777,636
     Notes payable (note 6)                                                         1,303,113                652,535
     ------------------------------------------------------------------ ---------------------- ----------------------
     TOTAL CURRENT LIABILITIES                                                      9,350,167              8,784,715
     ------------------------------------------------------------------ ---------------------- ----------------------

     Long-term debt (note 5)                                                          732,066                     --
     ------------------------------------------------------------------ ---------------------- ----------------------
                                                                                   10,082,233              8,784,715
     ------------------------------------------------------------------ ---------------------- ----------------------
     ------------------------------------------------------------------ ---------------------- ----------------------

     STOCKHOLDERS' EQUITY (NOTE 7)
     Series A preferred stock, voting and participating,
     $0.001 par value
       Authorized: 15,000,000 shares
       Issued and outstanding: 12,843,960 shares                                       12,844                 12,844
     Series B preferred stock, voting and participating,
     $0.001 par value
       Authorized: 10,000,000 shares
       Issued and outstanding: 8,888,889 shares                                         8,889                  8,889
     Series C preferred stock, $0.001 par value
       Authorized: 30,000,000 shares
       Issued and outstanding: 25,000,000 shares                                       25,000                 25,000
     Class A voting common stock, $0.001 par value
       Authorized: 100,000,000 shares
       Issued and outstanding: 14,827,394 shares                                       14,828                 14,828
     Additional paid-in capital (note 7)                                            8,420,910              8,420,910
     Retained earnings (accumulated deficit) (notes 7 and 9)
        Net of elimination totaling $82,667,696                                     1,225,668              (511,910)
     ------------------------------------------------------------------ ---------------------- ----------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     9,708,139              7,970,561
     ------------------------------------------------------------------ ---------------------- ----------------------
                                                                                   19,790,372             16,755,276
                                                                        ---------------------- ----------------------
                                                                        ---------------------- ----------------------


     SEE ACCOMPANYING NOTES.

     * Note: The balance sheet as at December 31, 2003 has been derived from the financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

[In U.S. dollars]                                                     THREE MONTH      SIX MONTH    Three month      Six month
                                                                     PERIOD ENDED   PERIOD ENDED   period ended   period ended
                                                                    JUNE 30, 2004  JUNE 30, 2004  June 30, 2003  June 30, 2003
                                                                                $              $              $              $
------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
Jukebox sales and music service revenues                                9,139,013     16,998,251      5,634,489     11,201,864
Jukebox leasing and financing  revenues                                   413,133        773,414        433,686        933,992
Other income (note 10)                                                  2,431,502      2,431,502             --             --
Gain on disposal of assets and investment in sales-type leases                259          2,469         24,093        159,893
------------------------------------------------------------------------------------------------------------------------------
                                                                       11,983,907     20,205,636      6,092,268     12,295,749
------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Cost of jukebox revenues
   and direct operating costs                                           5,313,862     10,155,692      3,583,370      7,233,893
Research and development                                                  902,031      1,837,339        763,466      1,431,881
Investment tax credits                                                    (12,500)       (65,144)      (164,000)      (164,000)
General and administrative (note 10)                                    2,621,440      3,849,037      1,193,897      2,446,967
Sales and marketing                                                       813,253      1,550,708        665,825      1,304,584
Interest expense                                                          115,994        204,767        142,587        493,079
Depreciation and amortization                                             440,909        801,618        352,973        728,264
Foreign exchange losses (gains)                                            (7,293)       134,041        (16,486)        (1,100)
------------------------------------------------------------------------------------------------------------------------------
                                                                       10,187,696     18,468,058      6,521,632     13,473,568
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) BEFORE INCOME
  TAXES                                                                 1,796,211      1,737,578       (429,364)    (1,177,819)
  Income taxes (note 9)                                                   699,000        699,000             --             --
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)                       1,097,211      1,038,578       (429,364)    (1,177,819)
  Dividends and accretion of mandatorily redeemable Series B
  preferred stock (note 7)                                                     --             --             --      1,049,490
  Beneficial conversion (note 7)                                               --             --     39,265,940     39,265,940
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS AND HOLDERS
  OF COMMON STOCK EQUIVALENTS                                           1,097,211      1,038,578    (39,695,304)   (41,493,249)
------------------------------------------------------------------------------------------------------------------------------

PER COMMON STOCK AND COMMON STOCK EQUIVALENTS
Basic and diluted net income (loss) per share (note 4)                       0.01           0.01          (2.01)         (2.40)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS                                                          93,359,274     93,359,274     19,773,917     17,280,133
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED STATEMENTS OF
                      RETAINED EARNINGS (DEFICIT) (NOTE 7)
                                   (UNAUDITED)


[In U.S. Dollars]                                     PERIODS ENDED DECEMBER 31, 2003 AND
                                                                            JUNE 30, 2004
                                                                                        $
-------------------------------------------------- ---------------------------------------
Balance, December 31, 2002                                                   (42,223,937)
Net loss 2003                                                                 (1,689,729)
Beneficial conversion                                                        (39,265,940)
Elimination of deficit against paid-in capital
on quasi-reorganization                                                        82,667,696
                                                   ---------------------------------------
BALANCE, DECEMBER 31, 2003                                                      (511,910)
NET INCOME                                                                      1,038,578
INCOME TAX RECOVERY (NOTE 9)                                                      699,000
                                                   ---------------------------------------
BALANCE, JUNE 30, 2004                                                          1,225,668
                                                   ---------------------------------------
                                                   ---------------------------------------


SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


[In U.S. dollars]                              THREE MONTH            SIX MONTH          Three month            Six month
                                              PERIOD ENDED         PERIOD ENDED         period ended         period ended
                                             JUNE 30, 2004        JUNE 30, 2004        June 30, 2003        June 30, 2003
                                                         $                    $                    $                    $
-------------------------------------- -------------------- -------------------- -------------------- --------------------
OPERATING ACTIVITIES
Net income (loss) and comprehensive
  income (loss)                                  1,097,211            1,038,578             (429,364)           (1,177,819)
Adjustments to reconcile net income
  to net cash used in operating
  activities:
Income taxes                                       699,000              699,000                   --                   --

Non-cash portion of cost of
  jukebox revenues and direct
  operating costs                                   35,735               71,470               35,735               71,470
Unpaid interest charge on
  unsecured loans
  from principal stockholders                           --                   --                   --              254,203
Depreciation and amortization                      440,909              801,618              352,973              728,264
Gain on disposal of assets                            (259)              (2,469)             (24,093)            (112,459)

Non-cash portion of jukebox
  financing revenues                                    --                   --              (23,517)             (74,868)
(Gain) loss on disposal of
  investment in sales-type leases                    1,269                1,269                   --              (47,434)
CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                     238,842             (258,538)             205,900              123,767
Discounted receivables                          (1,931,502)          (1,931,502)                  --                   --
Prepaid expenses and deposits                      168,369               15,263              239,734              185,880
Inventory                                           77,716              (36,847)            (298,216)            (609,503)
Other assets                                        33,731               55,843              (45,465)             (83,381)
Accounts payable and accrued
  liabilities                                     (808,093)             (67,175)             260,295             (280,160)
Proceeds from disposal of investment
  in sales-type leases                               6,550               29,474              260,103              981,729
Investment in sales-type leases                    180,998              417,087              295,614              668,932
-------------------------------------- -------------------- -------------------- -------------------- --------------------
CASH PROVIDED BY OPERATING ACTIVITIES              240,476              833,071              829,699              628,621
-------------------------------------- -------------------- -------------------- -------------------- --------------------

INVESTING ACTIVITIES
Proceeds from disposition of
   property, plant and equipment                       675                4,132               48,020              302,626
Addition to intangibles                            (38,128)             (78,159)             (21,985)             (22,471)
Purchase of property, plant, and
  equipment                                       (452,713)          (1,075,812)            (138,440)            (190,358)
Decrease in deferred charges                       410,916                   --                   --                   --
-------------------------------------- -------------------- -------------------- -------------------- --------------------
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       (79,250)          (1,149,839)            (112,405)              89,797
-------------------------------------- -------------------- -------------------- -------------------- --------------------

FINANCING ACTIVITIES
Increase (decrease) in bank
  indebtedness                                      92,321             (250,000)             200,000             (250,000)

[In U.S. dollars]                              THREE MONTH            SIX MONTH          Three month            Six month
                                              PERIOD ENDED         PERIOD ENDED         period ended         period ended
                                             JUNE 30, 2004        JUNE 30, 2004        June 30, 2003        June 30, 2003
                                                         $                    $                    $                    $
-------------------------------------- -------------------- -------------------- -------------------- --------------------
Repayment of capital lease
  obligations                                           --                   --              (17,062)             (42,074)
Proceeds of long-term debt                         400,000            2,000,000                   --                   --
Repayment of long-term debt                       (258,249)          (1,035,885)            (441,458)          (1,115,324)
Share issue costs                                       --                   --             (220,000)            (220,000)
Proceeds from notes payable                        990,674            1,522,919                   --                   --
Repayment of notes payable                        (654,289)            (872,341)                  --                   --
-------------------------------------- -------------------- -------------------- -------------------- --------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                       570,457            1,364,693             (478,520)          (1,627,398)
-------------------------------------- -------------------- -------------------- -------------------- --------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                      731,683            1,047,925              238,774            (908,980)
Cash and cash equivalents, beginning
  of period                                        654,856              338,614              310,340            1,458,094
-------------------------------------- -------------------- -------------------- -------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                         1,386,539            1,386,539              549,114              549,114
-------------------------------------- -------------------- -------------------- -------------------- --------------------

NON-CASH INVESTING AND FINANCING
  ACTIVITIES
THE FOLLOWING WERE CONVERTED INTO
  SERIES C PREFERRED STOCK:
Unsecured loans from
  Principal stockholders                                --                  --             5,325,153           5,325,153
-------------------------------------- -------------------- ------------------- --------------------- -------------------
Dividends and accretion due on
  Series B preferred stock                              --                  --            11,145,759          11,145,759
-------------------------------------- -------------------- ------------------- --------------------- -------------------

SUPPLEMENTARY INFORMATION
Interest paid                                       57,406             121,374               165,392             237,572
-------------------------------------- -------------------- ------------------- --------------------- -------------------



SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

June 30, 2004
[In U.S. dollars]

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

The consolidated financial statements at June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results for the fiscal year ending December 31, 2004 or any other future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All significant inter-company balances and transactions since acquisition of control have been eliminated on consolidation.


3.       WARRANTY PROVISION

The change in the warranty provision recorded in the Company's balance sheet for the relevant periods was as follows:

                                       THREE MONTH PERIOD      SIX MONTH PERIOD    Three month period      Six month period
                                                    ENDED                 ENDED                 ended                 ended
                                            JUNE 30, 2004         JUNE 30, 2004         June 30, 2003         June 30, 2003
                                                        $                     $                     $                     $
----------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the                   658,566               696,784               531,778               450,000
  period

                                       THREE MONTH PERIOD      SIX MONTH PERIOD    Three month period      Six month period
                                                    ENDED                 ENDED                 ended                 ended
                                            JUNE 30, 2004         JUNE 30, 2004         June 30, 2003         June 30, 2003
                                                        $                     $                     $                     $
----------------------------------------------------------------------------------------------------------------------------
Charged to cost of jukeboxes                      125,444               250,888               109,631               219,262
Use of provision                                 (140,853)             (304,515)              (42,239)              (70,092)
----------------------------------------------------------------------------------------------------------------------------
Balance at the end of the period                  643,157               643,157               599,170               599,170
----------------------------------------------------------------------------------------------------------------------------



4.   BASIC AND DILUTED LOSS PER SHARE

The calculation of basic and diluted net gain (loss) per share for the periods ended June 30, are as follows:

                                      THREE MONTH PERIOD   SIX MONTH PERIOD   Three month period   Six month period
                                                   ENDED              ENDED                ended              ended
                                           JUNE 30, 2004      JUNE 30, 2004        June 30, 2003      June 30, 2003
--------------------------------- ----------------------- ------------------ -------------------- ------------------
Net income (loss) attributable
   to common stockholders and
   holders of common stock
   equivalents                                 1,097,211          1,038,578         (39,695,304)       (41,493,249)
--------------------------------- ----------------------- ------------------ -------------------- ------------------
Weighted average common
  shares and common share
  equivalents outstanding
  used to compute basic and
  diluted net income (loss)
  per common share                            93,359,274         93,359,274           19,773,917         17,280,133
--------------------------------- ----------------------- ------------------ -------------------- ------------------
Basic and diluted net income
  (loss) per common share                           0.01               0.01               (2.01)             (2.40)
--------------------------------- ----------------------- ------------------ -------------------- ------------------

The impact of the conversion of 12,843,960 shares of Series A preferred stock, voting and participating ("Series A Preferred Stock"), into 38,531,880 shares of Class A voting common stock ("Common Stock") and 8,888,889 shares of Series B preferred stock, voting and participating ("Series B Preferred Stock"), into 40,000,000 shares of Common Stock are being included in the weighted average common shares outstanding, using the as-if-converted method, to compute the basic and diluted net loss per share since June 10, 2003, the date of the capital restructuring (see note 7), because since that date they have characteristics similar to the Common Stock.

The options and warrants to purchase the Company's Common Stock, were not included in the computation of the diluted net income per share, as the effect would be anti-dilutive.

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of $2,000,000 (December 31, 2003 - $2,000,000). The
collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.25%, representing a rate of 5.75% as at June 30, 2004 (December 31, 2003 - 5.75%). The Company obtained an extension of the Line of Credit until April 30, 2005. The Line of Credit is also collateralized by a first charge on accounts receivable and inventories of $1,050,000 and a charge on moveable property in the amount of $2,050,000.

Long-term debt consists of the following:


                                                        MATURITY        JUNE 30, 2004     December 31, 2003
                                                                                    $                     $
                                                 ---------------- -------------------- ---------------------
CED Term Loan                                               2004                   --                21,494
Jukebox Term Loan                                      2003-2004                   --               756,142
Music Advance Term Loan                                2004-2007            1,741,751                    --
                                                                  -------------------- ---------------------
Total                                                                       1,741,751               777,636
Less:  Current portion                                                      1,009,685               777,636
                                                                  -------------------- ---------------------
Total                                                                         732,066                    --
                                                                  -------------------- ---------------------
                                                                  -------------------- ---------------------

Long-term debt as at June 30, 2004 consists of a music advance term loan facility (the "Music Advance Term Loan") with National Bank of Canada (the "Bank"), which is collateralized by charges on present and future assets of the Company. The Music Advance Term Loan represents, in the aggregate, $2,000,000 and was entered into in January 2004 for purposes of financing the recoupable advances made to certain music providers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 2%, representing a rate of 6.5% as at June 30, 2004. The Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000.

The agreements between the Company and the Bank governing the Music Advance Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement, of $7,500,000, and a minimum debt to equity ratio as defined therein. As at June 30, 2004, the Company satisfied these covenants.

The principal payments of long-term debt are as follows:


                                                                  $
                                           -------------------------
   2004                                                   1,009,685
   2005                                                     732,066
                                           -------------------------
                                                          1,741,751
                                           -------------------------
                                           -------------------------


6.   NOTES PAYABLE

In October 2003, the Company entered into a loan facility with a lender under which the Company could borrow up to a maximum of $1,500,000 for purposes of financing the sale of one of the Company's products. The security provided to the lender is a first ranking security in the Tune Centrals financed by the lender. The loan bears interest at the rate of 9.5% and must be repaid over a period of twelve months.

7.   CAPITAL RESTRUCTURING

In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5,000,000. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3,000,000 and $2,000,000, respectively. As at March 31, 2003, $3,500,000 had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes") excluding accrued interest of $1,000,000 thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

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

(6) reduce the voting rights of the Series A Preferred Stock and Series B Preferred Stock to one vote per each outstanding share of preferred stock, in lieu of one vote per share of Common Stock into which a holder's Preferred Stock could be converted; and

(7) require that dividends declared or any distribution even upon or on any liquidation, dissolution or winding-up be shared among Series A Preferred Stock, Series B Preferred Stock and Common holders without any distinction as to classes, as on an as-if-converted to Common Stock.

This capital restructuring had the following impact on the financial statements:

o Net loss attributable to Common Stock shareholders for the second quarter of 2003 was increased by $39,265,940 with a corresponding increase to additional paid-in capital representing the effect of the beneficial conversion of the Series A Preferred Stock and Class B Preferred Stock;

o As provided for in the conversion agreement, no interest on the Unsecured Loan Facility and no dividends and accretion on the Series B Preferred Stock were recorded subsequent to June 30, 2003;

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

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares, respectively, of the Company's Common Stock, with vesting provisions ranging up to four years. In June 2003 , additional stock options to purchase 2,334,744 shares of Common Stock were issued. Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Common Stock, which are exercisable over a period of five years. On June 30, 2004, an aggregate of 1,949,256 shares of Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma income (loss) per common share would have been as follows:


                                               THREE MONTH          SIX MONTH         Three month        Six month
                                              PERIOD ENDED       PERIOD ENDED        period ended     period ended
                                             JUNE 30, 2004      JUNE 30, 2004       June 30, 2003    June 30, 2003
                                                         $                  $                   $                $
                                        ---------------------------------------------------------------------------
Net income (loss) attributable to
  holders of Common Stock and Common
  Stock equivalents                              1,097,211          1,038,578       (39,695,304)      (41,493,249)
Pro Forma income (loss)                          1,024,470            891,882       (39,778,262)      (41,661,884)
Basic and diluted income (loss) per
  share of Common Stock                               0.01               0.01             (2.01)            (2.40)
Pro Forma basic and diluted income
  (loss) per share of Common Stock                    0.01               0.01             (2.02)            (2.41)


The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                   JUNE 30, 2004          June 30, 2003
                                                          ----------------------------------------------
      Average expected life (years)                                         8.00                   8.00
      Risk-free interest rate                                               4.60                   3.00
      Volatility                                                            96.8                   96.8
      Dividend yield                                                        0.00                   0.00

9.   INCOME TAXES

The Company has net operating losses carry forward of approximately $35,018,000 for U.S. federal income tax purposes. Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

During the period, the Company recorded income tax expense of $699,000. The Company has recorded an equivalent tax recovery from utilization of unrecorded operating losses carry forward in the amount of $699,000. This recovery has been credited directly to retained earnings instead of to the income statement due to the Company's quasi-reorganization in June 2003.

10.  LITIGATION

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

The discounted amount of these payments has been recorded as a gain in the second quarter of 2004. Management has applied a discount rate of 15% for purposes of discounting these payments. Legal costs of $411,000 incurred for the period January 1, 2004 through March 31, 2004 which had been deferred and additional legal costs totaling $294,000 relating to this settlement in April 2004 have been charged to general and administrative expenses.

In March 2004 the Company entered into agreements, effective July 1, 2003, with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company also entered in settlement agreements with ASCAP and BMI for the periods prior to July 1, 2003. These settlements had no impact on the Company's reported financial results.

The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC"). An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

11.  PROPOSED TRANSACTION

The Company filed with the Securities and Exchange Commission a preliminary
Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a preliminary Schedule 14A Proxy Statement soliciting a stockholders vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved by the SEC and are in definitive form, the Company will mail copies to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter.

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




BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at June 30, 2004, the Company had delivered a total of approximately 8,900 Digital Jukeboxes as compared with 6,700 Digital Jukeboxes delivered as at June 30, 2003. Management intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

     On June 29, 2004 the Company was granted U.S. patent number 6,775,744 covering the link between a Digital Jukebox and an electronic game machine.

     The Company plays over 19 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

     Total assets of the Company were approximately $19,790,000 at June 30, 2004, an increase of approximately $3,035,000 from December 31, 2003. The increase was primarily due to an increase in cash and cash equivalents of approximately $1,048,000 and an increase in property, plant and equipment of approximately $462,000 as a result of the capitalizing of Tune Central equipment under the Company's Tune Central leasing program. In addition, the Company recorded an asset totaling approximately $1,980,000 representing the discounted amount of payments to be received under a litigation settlement agreement entered into on April 23, 2004. These increases were in part offset by the reduction of investment in sales type leases which was primarily attributable to the collection of lease payments on these leases. Total liabilities of the Company also increased as compared to December 31, 2003, from approximately $8,785,000 to $10,082,000 at June 30, 2004. This is primarily due to amounts drawn down on the Company's new Music Advance Term Loan offset by the repayment of the CED Term Loan and Jukebox Term Loan as these terms are defined under "Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2004 Compared to the Three-Month and Six-Month Periods ended June 30, 2003 -- Liquidity and Capital Resources" below) during the first quarter of 2004 and amounts drawn down on the new financing agreement entered into with Firestone
Financial Corp. to finance the company's Tune Centrals.


RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

The Company recorded net income after tax of approximately $1,097,000 and $1,039,000 for the three-month ("second quarter 2004") and six-month periods ended June 30, 2004 as compared to net loss of approximately $429,000 and $1,178,000 for the corresponding three-month ("second quarter 2003") and six-month periods in 2003.

Net income attributable to common stockholders and holders of common stock equivalents was approximately $1,097,000 and $1,039,000 respectively for the three-month and six-month periods ended June 30, 2004 as compared to net losses of approximately $39,695,000 and $41,493,000 for the comparative periods in 2003. There was no non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B Preferred Stock for either period of 2004, as compared to approximately $39,266,000 for each of the comparative periods in 2003 as the rights of the holders of Series B Preferred Stock to receive cumulative dividend and to demand redemption by the Company were ended in June 2003.

     Revenues an Other Income
     ------------------------

     Revenues and other income increased by approximately $5,940,000 or 98%, from approximately $6,092,000 in the second quarter 2003 to approximately $12,032,000 in the second quarter 2004.

     Revenues and other income increased by approximately $7,958,000 or 65%, from approximately $12,296,000 for the six-month period ended June 30, 2003 to approximately $20,254,000 for the six-month period ended June 30, 2004.

     Revenues from the sale of Digital Jukeboxes increased by approximately $2,333,000 from approximately $2,860,000 for the second quarter 2003 to $5,193,000 for the second quarter 2004. This increase is attributable to increased unit sales of the Company's Digital Jukeboxes and sales of Tune Centrals, which is a new product not sold during the comparative period of 2003.

     Music service revenues grew to approximately $3,946,000 for the second quarter 2004 as compared with approximately $2,775,000 for the second quarter 2003. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

     Digital Jukebox leasing and financing revenues declined to approximately $413,000 for the second quarter 2004 as compared to $434,000 for the second quarter 2003. This decrease is attributable to the decreased number of Digital Jukeboxes under capital lease and is offset by revenues recorded on Tune Centrals, which the Company has leased to customers.

     Revenues from the sale of Digital Jukeboxes increased by approximately $3,605,000 from approximately $5,932,000 for the six-month period ended June 30, 2003 to $9,537,000 for the corresponding period of 2004. This increase is attributable to increased unit sales of the Company's Digital Jukeboxes and the sale of Tune Centrals, which is a new product not sold during the comparative period of 2003.

     Music service revenues grew to approximately $7,462,000 for the six-month period ended June 30, 2004 as compared with approximately $5,270,000 for the comparative period of 2003. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service fees.

     Digital Jukebox leasing and financing revenues declined to approximately $773,000 for the six-month period ended June 30, 2004 as compared to $934,000 for the six-month period ended June 30, 2003. This decrease is attributable to the decreased number of Digital Jukeboxes under capital lease and is offset by revenues recorded on Tune Centrals, which the Company has leased to customers.

     During the second quarter of 2004, the Company recorded other income totaling approximately $2,480,000, representing the discounted amount of payments, at a discount rate of 15%, to be received under a litigation settlement agreement entered into on April 23, 2004 with Ecast, Inc.

     Cost of Jukebox Revenues and Direct Operating Costs
     ---------------------------------------------------

     The cost of jukebox revenues and direct operating costs increased by approximately $1,731,000, or 48%, from approximately $3,583,000 in the second quarter 2003 to approximately $5,314,000 during the second quarter 2004. The increase in cost of jukebox revenues is due to an increase in the number of Digital Jukeboxes sold in the period and the sale of Tune Centrals which had not been available for sale in the comparative period of 2003. The increase in direct operating costs is attributable to increased commissions paid to distributors and other variable costs directly related to the increased volume of Digital Jukebox and Tune Central sales. In addition, the increase in the number of Digital Jukeboxes sold and the sale of Tune Centrals has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.

     The cost of jukebox revenues and direct operating costs increased by approximately $2,922,000 or 40%, from approximately $7,234,000 for the six-month period ended June 30, 2003 to approximately $10,156,000 for the six-month period ended June 30, 2004. The increase in cost of jukebox revenues is due to an increase in the number of Digital Jukeboxes sold in the period and the sale of Tune Centrals, which had not been available for sale in the comparative period of 2003. The increase in direct operating costs is attributable to increased commissions paid to distributors and other variable costs directly related to the increased volume of Digital Jukebox and Tune Central sales. In addition, the increase in the number of Digital Jukeboxes sold and the sale of Tune Centrals has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses increased by approximately $1,476,000 or 86%, from approximately $1,194,000 in the second quarter 2003 to approximately $2,670,000 in the second quarter 2004. This increase is principally attributable to legal costs totaling approximately $705,000 associated with the settlement of the Ecast Inc. and Rowe International Inc. litigation. In addition, the Company incurred legal costs totaling approximately $127,000 in connection with the Company's privatization efforts and incurred severance payments of approximately $167,000 to an executive who left the Company in June 2004. The Company also charged to expense for the period an estimate for bonuses for employees totaling $450,000.

     General and administrative expenses increased by approximately $1,451,000 or 59%, from approximately $2,446,000 for the six-month period ended June 30, 2003 to approximately $3,897,000 for the six-month period ended June 30, 2004. This increase is principally attributable to legal costs totaling approximately $705,000 associated with the Ecast Inc. and Rowe International Inc. litigation. In addition, the Company incurred legal costs totaling approximately $221,000 in connection with the Company's privatization efforts and incurred severance payments of approximately $167,000 to an executive who left the Company in June 2004. The Company also charged to expense for the period an estimate for bonuses for employees totaling $450,000.

     Research and Development Expenses
     ---------------------------------

     Research and development expenses increased by approximately $139,000, or 18%, from approximately $763,000 in the second quarter 2003 to approximately $902,000 in the second quarter 2004.

This increase in research and development expenses is in large part due to costs incurred in respect of the ongoing development and design of new products.

     Research and development expenses increased by approximately $405,000, or 28%, from approximately $1,432,000 for the six-month period ended June 30, 2003 to approximately $1,837,000 for the six-month period ended June 30, 2004. This increase in research and development expenses is in large part due to costs incurred in respect of ongoing development and design of new products.

     During the three-month period ended June 30, 2004, the Company recorded, as a reduction of expenses, approximately $12,500 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures as compared with $164,000 for the three-month period ended June 30, 2003.

     The Company recorded as a reduction of expenses, approximately $65,000 of ITC for the six-month period ended June 30, 2004 as compared with $164,000 for the six-month period ended June 30, 2003.


     Sales and Marketing Expenses
     ----------------------------

     Sales and marketing expenses increased by approximately $147,000, or 22%, from approximately $666,000 in the second quarter 2003 to approximately $813,000 in the second quarter 2004. This increase is mainly due to an increase in commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and the sale of Tune Centrals.

     Sales and marketing expenses increased by approximately $246,000 or 19%, from approximately $1,305,000 for the six-month period ended June 30, 2003 to approximately $1,551,000 for the six-month period ended June 30, 2004. This increase is mainly due to an increase in commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and the sale of Tune Centrals.

     Interest Expense
     ----------------

     Interest expense decreased by approximately $27,000, or 19%, from approximately $143,000 in the second quarter 2003 to approximately $116,000 in the second quarter 2004. This decrease is primarily due to the repayment of the Jukebox Term Loan (as such term is defined under "Liquidity and Capital Resources" below) in March 2004. This was partially offset by interest paid on the Company's Music Advance Term Loan and Notes Payable

     Interest expense decreased by approximately $288,000 or 58%, from approximately $493,000 for the six-month period ended June 30, 2003 to approximately $205,000 for the six-month period ended June 30, 2004. This decrease in the Company's interest expense is mainly attributable to approximately $254,000 of interest charged in the first quarter of 2003 in respect of the Company's unsecured loan from stockholders which was converted in June 2003. This was partially offset by interest paid on the Company's Music Advance Term Loan and Notes Payable.

     Depreciation and Amortization Expense
     -------------------------------------

     Depreciation and amortization expense increased by approximately $88,000, or 25%, from approximately $353,000 in the second quarter 2003 to approximately $441,000 in the second quarter 2004. Depreciation and amortization expense increased by approximately $74,000 from approximately $728,000 in the six-month period ended June 30, 2003 to approximately $802,000 for the six-month period ended June 30, 2004. Fewer Digital Jukeboxes are being held by the Company as capital assets, which result in a decrease in depreciation. However, this is more than offset by amortization charges relating to equipment accounted for as capital assets under the Company's Tune Central leasing program.

     Foreign Exchange Losses
     -----------------------

     The Company experienced a foreign exchange gain of approximately $7,000 during the second quarter 2004, and a foreign exchange loss of $134,000 for the six-month period ended June 30, 2004, as compared to a foreign exchange gain of approximately $16,000 during the second quarter of 2003 and $1,000 for the six-month period ended June 30, 2003. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.


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

     Liquidity and Capital Resources
     -------------------------------

     The Company's funding has come principally from a group of three investors:
Societe Innovatech du Grand Montreal, CDP Capital Technologies (formerly known as CDP Sofinov) and CDP Capital Communications (formerly known as Capital Communications CDPQ Inc.). To date, they have collectively invested approximately $43,000,000 in the Company, which has provided the Company with sufficient capital resources to finance its start-up activities and to commence commercial operations. Financing arrangements with the National Bank of Canada are another significant source of funding for the Company's operations.

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

     In April 1999, TouchTunes Digital entered into a jukebox term loan facility (the "Jukebox Term Loan") providing for loans aggregating approximately $10,400,000 with the National Bank of Canada to finance the cost of manufacturing the Digital Jukeboxes. The Jukebox Term Loan was repaid in full in March 2004.


     In May 2001, TouchTunes Digital obtained an operating line of credit (the "Line of Credit") from the National Bank of Canada in the amount of $500,000 bearing interest at the National Bank of Canada's U.S. prime rate plus 1.25%, which was subsequently increased in September 2001 to $1,000,000 The Line of Credit is also secured with a lien on the past, present and future assets of TouchTunes Digital and the Company as well as a guarantee from the Company for the entire amount drawn down on the Line of Credit.

     In May 2003, the Line of Credit was increased from $1,000,000 to $2,000,000.

     In January 2004, TouchTunes Digital entered into the Music Advance Term Loan with the National Bank of Canada for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the U.S. base rate of the Bank plus 3%, representing a rate of 7.5% as at June 30, 2004. The Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000.

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

     In July 2001, the Company's Board of Directors approved the terms of an unsecured loan facility (the "Unsecured Loan Facility"), from CDP Capital Communications and CDP Capital Technologies, for up to a maximum of $5,000,000. Under these terms, CDP Capital Communications and CDP Capital Technologies committed to lend up to $3,000,000 and $2,000,000, respectively. As at March 31, 2003, $3,500,000 had been advanced by CDP Capital Communications and CDP Capital Technologies in the form of promissory notes ("CDP Notes") excluding accrued interest of approximately $1,000,000 thereon, bearing interest at the rate of 20% per annum, repayable 30 days after issuance unless exchanged earlier for debentures issuable under the Unsecured Loan Facility.

     On December 20, 2002, the Company issued convertible debentures to two principal stockholders, namely CDP Capital Communications and CDP Capital Technologies, for a principal amount of $400,000 each, bearing interest at 20% per annum and maturing on June 30, 2003.

     On June 10, 2003 the Company completed a capital restructuring providing for the conversion of the Unsecured Loan Facility and the Debentures and accrued dividends and accretion on Series B Preferred Stock into a new series of preferred stock.

     As a result of this transaction, the Unsecured Loan Facility totaling $5,325,000 and dividends and accretion due on Series B Preferred Stock totaling $10,981,663 were converted into 25,000,000 Series C Preferred Stock with an issuance price of $12,500,000.

     The Company's Board of Directors and the requisite number of stockholders of the Company also approved amendments to the Company's Second Amended and Restated Articles of Incorporation necessary to effect this capital restructuring. These amendments were to:

(1) increase the aggregate number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares;

(2) create a new class of authorized preferred stock, consisting of 30,000,000 authorized shares of Series C non-voting Preferred Stock, par value $0.001. The Series C Preferred Stock has an issuance price of $0.50 per share and a liquidation preference over the Series A Preferred Stock, Series B Preferred Stock and Common Stock (as may be adjusted for stock splits, dividends, combinations or other recapitalizations with respect to such shares). The Series C Preferred Stock shall not be entitled to voting rights, dividend rights or redemption rights.

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

     The agreements as amended between the Company and the National Bank of Canada governing the Music Advance Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $7,500,000 and a minimum debt to equity ratio of 1.5 to 1. As at June 30, 2004, the Company satisfied both of these covenants.

     The Company has contractual obligations totaling approximately $5,504,000. These relate to payments due under the Company's long-term debt obligations described above, notes payable and operating leases. The operating leases are primarily related to office space.

      ------------------------------ ----------------------------------------------------------------------------
                                                             PAYMENTS DUE BY PERIOD
      ------------------------------ ----------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                TOTAL            LESS THAN 1 YEAR(1)         MORE THAN 1 YEAR(2)
      ------------------------------ -------------------- -------------------------- ----------------------------
      BANK INDEBTEDNESS                        1,650,000                  1,650,000                           --
      ------------------------------ -------------------- -------------------------- ----------------------------
      LONG TERM DEBT(3)                        1,741,751                  1,009,685                      732,066
      ------------------------------ -------------------- -------------------------- ----------------------------
      NOTES PAYABLE(4)                         1,303,113                  1,303,113                           --
      ------------------------------ -------------------- -------------------------- ----------------------------
      OPERATING LEASES                           809,523                    280,613                      528,910
      ------------------------------ -------------------- -------------------------- ----------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              5,504,387                  4,243,411                    1,260,976
      ------------------------------ -------------------- -------------------------- ----------------------------

      (1) Refers to "less than 1 year" from July 1, 2004.
      (2) Refers to "more than 1 year" from July 1, 2004.
      (3) Refers to Music Advance Term Loan.
      (4) Refers to Firestone Financing.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange
Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In November 2001, Ecast, Inc. filed a suit against the Company for non-infringement of a patent (U.S. Patent No. 6,308,204 ("the '204 patent")) held by the Company and for unfair competition and interference with contractual relations. Rowe, Inc. was joined in the suit as an alleged infringer of the '204 patent. Rowe, Inc. made the same claims against the Company as Ecast, Inc. The suit further involved the competitors' allegations that the '204 patent is invalid, as well as a requested declaration from the Court that the '204 patent is unenforceable. Ecast, Inc. and Rowe, Inc. dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company in October 2003. In December 2003, the U.S. District Court for the Northern District of California found that Ecast, Inc. infringed the '204 patent, at least through August 18, 2003. The patent claims with respect to Rowe, Inc. have been stayed as a result of that competitor's bankruptcy proceedings.

     In December 2003, Ecast, Inc. filed a second suit against the Company, alleging that the Company infringes U.S. Patent No. 5,341,350 ("the '350 patent"). The Company responded with affirmative defenses and counterclaims that the Company does not infringe the '350 patent and that, if read to cover the Company's activities, the claims of the '350 patent are invalid. The Company also asserted counterclaims against Ecast, Inc. and Rock-Ola Manufacturing Corporation for infringement of the '204 patent. Those competitors have responded with affirmative defenses and counterclaims that the '204 patent is not infringed, invalid and unenforceable. Ecast, Inc. responded with additional state-law counterclaims based upon statements allegedly made by the Company.

     On April 23, 2004, the Company and Ecast, Inc. entered into a settlement agreement (the "Agreement") with respect to the litigation between them. Pursuant to the Agreement, the Company and Ecast, Inc. agreed, amongst other things to cause the litigation to be terminated with prejudice, and to cross-license the patents that were the subject of the litigation. In addition, Ecast, Inc. agreed to pay to the Company, a total of $4,000,000 (the "Settlement Amount"). An initial payment of $500,000 was made in respect of the Settlement Amount on April 23, 2004. The remainder of the Settlement Amount is payable quarterly in an amount equal to the greater of: (i) $0.005 per play of any song on any digital jukebox or other device powered by Ecast, Inc. during such quarter; and (ii) $100,000. Such future payments are secured by a pledge of substantially all of Ecast, Inc.'s assets.

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


ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

a. The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

b. The Company has filed the following report on Form 8-K for the three month period ended June 30, 2004:

     o Form 8-K dated June 9, 2004, announcing the resignation of Tony Mastronardi, from his position as an executive officer of the Company. Mr. Mastronardi will remain a director of the Corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOUCHTUNES MUSIC CORPORATION



Dated: August 16, 2004       By: /s/ JOHN PERRACHON
                                 -----------------------------------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director




Dated: August 16, 2004       By: /s/ MATTHEW CARSON
                                 -----------------------------------------------
                                 Matthew Carson
                                 Vice President Finance and
                                 Chief Financial Officer (Principal Financial
                                 Officer)

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



Date: August 16, 2004
                                 /s/ JOHN PERRACHON
                                 -----------------------------------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director

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


Date: August 16, 2004


                              /s/ MATTHEW CARSON
                              --------------------------------------------------
                              Matthew Carson
                              Vice President Finance and Chief Financial Officer

                                INDEX OF EXHIBITS
EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
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

10 Settlement agreement between the Company and Ecast, Inc dated April 23, 2004 (filed herewith).

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