Form 10QSB
period 2004-09-30
TOUCHTUNES MUSIC CORP
filed 2004-11-15
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

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

                                (702) 792 -7405
                                ---------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X     No
                                                                  ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 15, 2004, 14,827,394 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):    Yes        No  X
                                                                  ---       ---

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

[NOTE: PRINTER TO ADD PAGE NUMBERS]

                                                                                                              PAGE
                                                                                                              ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at September 30, 2004
         and December 31, 2003.......................................................................            1

         Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
         for the three-month and nine-month periods ended September 30, 2004 and 2003................            3

         Consolidated Statements of Retained Earnings (Deficit) (unaudited) as
         at September 30, 2004 and December 31, 2003.................................................            4

         Consolidated Statements of Cash Flows (unaudited) for the three-month and nine-month
         periods ended September 30, 2004 and 2003...................................................            5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................           13

Item 3. Controls and Procedures .....................................................................           20



PART II - OTHER INFORMATION:

Item 1. Legal Proceedings............................................................................           20

Item 2. Exhibits and Reports on Form 8-K.............................................................           21

Signatures...........................................................................................           22

Certifications.......................................................................................           23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended September 30, 2004 have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-KSB, for the fiscal year ended December 31, 2003. Note that all dollar amounts set forth in this quarterly report on Form 10-QSB are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

                           CONSOLIDATED BALANCE SHEETS



      [In U.S. dollars]                                                             AS AT                    As at
                                                                       SEPTEMBER 30, 2004        December 31, 2003
                                                                                        $                        $
      -------------------------------------------------------------------------------------------------------------
                                                                                                           (Note*)
      ASSETS (note 5)
      CURRENT
      Cash and cash equivalents                                                   661,819                  338,614
      Trade accounts receivable                                                 7,591,856                6,640,992
      Other receivables                                                           308,036                  454,192
      Current portion of discounted receivable (note 10)                          121,008                       --
      Prepaid expenses and deposits                                             1,304,670                1,392,572
      Inventory                                                                 3,666,686                2,671,917
      Current portion of investment in sales-type leases                        1,313,736                1,121,219
      -------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                     14,967,811               12,619,506
      -------------------------------------------------------------------------------------------------------------

      Investment in sales-type leases                                                  --                  834,941
      Property, plant and equipment, net                                        2,301,321                2,040,302
      Intangibles                                                                 309,941                  438,557
      Discounted receivable (note 10)                                           1,782,926                       --
      Other assets                                                                636,816                  821,970
      -------------------------------------------------------------------------------------------------------------
                                                                               19,998,815               16,755,276
      -------------------------------------------------------------------------------------------------------------
      -------------------------------------------------------------------------------------------------------------

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

                                                                                        AS AT                  As at
                                                                           SEPTEMBER 30, 2004      December 31, 2003
                                                                                            $                      $
     ----------------------------------------------------------------------------------------------------------------
                                                                                                             (Note*)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
     Bank indebtedness (note 5)                                                       900,000              1,900,000
     Accounts payable and accrued liabilities                                       6,439,636              5,454,544
     Current portion of long-term debt (note 5)                                     1,009,685                777,636
     Notes payable (note 6)                                                         1,001,577                652,535
     ----------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                      9,350,898              8,784,715
     ----------------------------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                                          467,907                     --
     ----------------------------------------------------------------------------------------------------------------
                                                                                    9,818,805              8,784,715
     ----------------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY (NOTE 7)
     Series A preferred stock, voting and participating, $0.001 par value
       Authorized: 15,000,000 shares
       Issued and outstanding: 12,843,960 shares                                       12,844                 12,844
     Series B preferred stock, voting and participating, $0.001 par value
       Authorized: 10,000,000 shares
       Issued and outstanding: 8,888,889 shares                                         8,889                  8,889
     Series C preferred stock, $0.001 par value
       Authorized: 30,000,000 shares
       Issued and outstanding: 25,000,000 shares                                       25,000                 25,000
     Class A voting common stock, $0.001 par value
       Authorized: 100,000,000 shares
       Issued and outstanding: 14,827,394 shares                                       14,828                 14,828
     Additional paid-in capital (note 7)                                            8,420,910              8,420,910
     Retained earnings (accumulated deficit) (notes 7 and 9)
        Net of elimination totaling $82,667,696                                     1,697,539              (511,910)
     ----------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                    10,180,010              7,970,561
     ----------------------------------------------------------------------------------------------------------------
                                                                                   19,998,815             16,755,276
     ----------------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------------

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

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

[In U.S. dollars]                                              THREE MONTH        NINE MONTH      Three month        Nine month
                                                              PERIOD ENDED      PERIOD ENDED     period ended      period ended
                                                             SEPTEMBER 30,     SEPTEMBER 30,    September 30,     September 30,
                                                                      2004              2004             2003              2003
                                                                         $                 $                $                 $
--------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
Jukebox sales and music service revenues                        10,489,825        27,488,076        7,691,260        18,893,124
Jukebox leasing and financing  revenues                            407,767         1,181,181          354,616         1,288,608
Other income (note 10)                                                  --         2,431,502               --                --
Gain on disposal of assets and investment
   in sales-type leases                                                 --             2,469           64,611           224,504
--------------------------------------------------------------------------------------------------------------------------------
                                                                10,897,592        31,103,228        8,110,487        20,406,236
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Cost of jukebox revenues
   and direct operating costs                                    7,057,289        17,212,981        4,899,897        12,133,790
Research and development                                           846,167         2,683,506          765,801         2,197,682
Investment tax credits                                                  --          (65,144)        (160,000)         (324,000)
General and administrative (note 10)                             1,175,441         5,024,478        1,535,218         3,982,185
Sales and marketing                                                845,994         2,396,702          764,037         2,068,621
Interest expense                                                    97,887           302,654          147,497           640,576
Depreciation and amortization                                      455,717         1,257,335          319,019         1,047,283
Foreign exchange losses (gains)                                   (52,774)            81,267           36,579            35,479
--------------------------------------------------------------------------------------------------------------------------------
                                                                10,425,721        28,893,779        8,308,048        21,781,616
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
  BEFORE INCOME TAXES                                              471,871         2,209,449        (197,561)       (1,375,380)
  Income taxes (note 9)                                            188,750           887,750               --                --
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)                  283,121         1,321,699        (197,561)       (1,375,380)
  Dividends and accretion of mandatory redeemable
  Series B preferred stock (note 7)                                     --                --               --         1,049,490
  Beneficial conversion (note 7)                                        --                --               --        39,265,940
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
AND HOLDERS OF COMMON STOCK EQUIVALENTS                             283,121         1,321,699        (197,561)      (41,690,810)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

PER COMMON STOCK AND COMMON STOCK EQUIVALENTS
Basic and diluted net income (loss) per share (note 4)                0.00              0.01           (0.01)            (1.76)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS                                             93,359,274        93,359,274       36,491,493        23,754,292
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED STATEMENTS OF
                      RETAINED EARNINGS (DEFICIT) (NOTE 7)
                                   (UNAUDITED)

[In U.S. dollars]                                     PERIODS ENDED DECEMBER 31, 2003 AND
                                                                       SEPTEMBER 30, 2004
                                                                                        $
------------------------------------------------------------------------------------------
Balance, December 31, 2002                                                   (42,223,937)
Net loss 2003                                                                 (1,689,729)
Beneficial conversion                                                        (39,265,940)
Elimination of deficit against paid-in capital
on quasi-reorganization                                                        82,667,696
                                                   ---------------------------------------
BALANCE, DECEMBER 31, 2003                                                      (511,910)
NET INCOME                                                                      1,321,699
INCOME TAX RECOVERY (NOTE 9)                                                      887,750
                                                   ---------------------------------------
BALANCE, SEPTEMBER 30, 2004                                                     1,697,539
                                                   =======================================

SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

[In U.S. dollars]                              THREE MONTH           NINE MONTH          Three month           Nine month
                                              PERIOD ENDED         PERIOD ENDED         period ended         period ended
                                        SEPTEMBER 30, 2004   SEPTEMBER 30, 2004   September 30, 2003   September 30, 2003
                                                         $                    $                    $                    $
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss) and comprehensive
income (loss)                                      283,121            1,321,699            (197,561)          (1,375,380)
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH USED IN OPERATING
  ACTIVITIES:
Income taxes                                       188,750              887,750                   --                   --
Non-cash portion of cost of
  jukebox revenues and direct operating costs       35,735              107,205               35,735              107,205
Unpaid interest charge on  unsecured
  loans from principal stockholders                     --                   --                   --              254,203
Depreciation and amortization                      455,717            1,257,335              319,019            1,047,283
Gain on disposal of assets                              --              (2,469)             (56,146)            (168,605)
Non-cash portion of jukebox
  financing revenues                                    --                   --                   --             (74,868)
(Gain) loss on disposal of
  investment in sales-type leases                    1,599                2,868              (8,466)             (55,900)
CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                   (546,170)            (804,708)          (1,430,397)          (1,306,630)
Discounted receivables                              27,568          (1,903,934)                   --                   --
Prepaid expenses and deposits                       72,639               87,902             (40,417)              145,463
Inventory                                        (957,922)            (994,769)              447,890            (161,613)
Other assets                                        22,106               77,949              (2,219)             (85,600)
Accounts payable and accrued
  liabilities                                    1,052,267              985,092              829,194              549,034
Proceeds from disposal of investment
  in sales-type leases                               8,524               37,998              221,106            1,202,835
Investment in sales-type leases                    184,471              601,558              253,720              922,652
--------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES              828,405            1,661,476              371,458            1,000,079
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of
   property, plant and equipment                        --                4,132              104,501              407,127
Addition to intangibles                           (79,787)            (157,946)             (99,059)            (121,530)
Purchase of property, plant, and
  equipment                                      (157,643)          (1,233,455)            (226,774)            (417,132)
--------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                (237,430)          (1,387,269)            (221,332)            (131,535)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in bank
  indebtedness                                   (750,000)          (1,000,000)              100,000            (150,000)


Repayment of capital lease
  obligations                                           --                   --              (4,109)             (46,183)
Proceeds of long-term debt                              --            2,000,000                   --                   --
Repayment of long-term debt                      (264,159)          (1,300,044)            (501,067)          (1,616,391)
Share issue costs                                       --                   --                   --            (220,000)
Proceeds from notes payable                        337,276            1,860,195                   --                   --
Repayment of notes payable                       (638,812)          (1,511,153)                   --                   --
--------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                   (1,315,695)               48,998            (405,176)          (2,032,574)
--------------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                    (724,720)              323,205            (255,050)          (1,164,030)
Cash and cash equivalents, beginning
  of period                                      1,386,539              338,614              549,114            1,458,094
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                           661,819              661,819              294,064              294,064
--------------------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING
  ACTIVITIES
THE FOLLOWING WERE CONVERTED INTO
  SERIES C PREFERRED STOCK:
Unsecured loans from
    Principal stockholders                              --                  --                    --           5,325,153
--------------------------------------------------------------------------------------------------------------------------------
Dividends and accretion due on                          --                  --
    Series B preferred stock                                                                      --          11,145,759
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Interest paid                                      201,823             399,174               174,641             412,314
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2004
[In U.S. dollars]

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

The consolidated financial statements at September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for the fiscal year ending December 31, 2004 or any other future periods.

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


3.       WARRANTY PROVISION

The change in the warranty provision recorded in the Company's balance sheet for the relevant periods was as follows:

                                              THREE MONTH          NINE MONTH           Three month         Nine month
                                             PERIOD ENDED        PERIOD ENDED          period ended       period ended
                                            SEPTEMBER 30,       SEPTEMBER 30,         September 30,      September 30,
                                                     2004                2004                  2003               2003
                                                        $                   $                     $                  $
-----------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the                   643,156             696,784               599,170            450,000


  Period
Charged to cost of jukeboxes                      125,444             376,330               109,631            328,894
Use of provision                                (198,607)            (503,121)              (55,424)          (125,517)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT THE END OF THE PERIOD                  569,993             569,993               653,377            653,377
-----------------------------------------------------------------------------------------------------------------------


4.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The calculation of basic and diluted net income (loss) per share for the periods ended September 30, are as follows:

                                               THREE MONTH           NINE MONTH          Three month           Nine month
                                              PERIOD ENDED         PERIOD ENDED         period ended         period ended
                                             SEPTEMBER 30,        SEPTEMBER 30,        September 30,        September 30,
                                                      2004                 2004                 2003                 2003
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to
   common stockholders and holders
   of common stock equivalents                     283,121            1,321,699            (197,561)         (41,690,810)
---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and common
   share equivalents outstanding used to
   compute basic and diluted net income
   (loss) per common share                      93,359,274           93,359,274           36,491,493           23,754,292
---------------------------------------------------------------------------------------------------------------------------
Basic and diluted  net income  (loss)
  per common share                                    0.00                 0.01               (0.01)               (1.76)
---------------------------------------------------------------------------------------------------------------------------

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

The options and warrants to purchase the Company's Common Stock, were not included in the computation of the diluted net loss per share for 2003, as the effect would be anti-dilutive. For 2004, the strike price for outstanding options is above market price and accordingly was not considered in the calculation of diluted net income per share.


5.       BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of $2,000,000 (December 31, 2003 - $2,000,000) (see note 12).
The collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.25%, representing a rate of 6.50% as at September 30, 2004 (December 31, 2003 - 5.75%). The Company obtained an extension of the Line of Credit until April 30, 2005. The Line of Credit is also collateralized by a first charge on accounts receivable and inventories of $1,050,000 and a charge on moveable property in the amount of $2,050,000.

Long-term debt consists of the following:

                                                        MATURITY   SEPTEMBER 30, 2004     December 31, 2003
                                                                                    $                     $
                                                 -----------------------------------------------------------
CED Term Loan                                               2004                   --                21,494
Jukebox Term Loan                                      2003-2004                   --               756,142
Music Advance Term Loan                                2004-2007            1,477,592                    --
                                                 -----------------------------------------------------------
Total                                                                       1,477,592               777,636
Less:  Current portion                                                      1,009,685               777,636
                                                 -----------------------------------------------------------
Total                                                                         467,907                    --
                                                 -----------------------------------------------------------
                                                 -----------------------------------------------------------

Long-term debt as at September 30, 2004 consists of a music advance term loan facility (the "Music Advance Term Loan") with National Bank of Canada (the "Bank"). The Music Advance Term Loan represents, in the aggregate, $2,000,000 and was entered into in January 2004 for purposes of financing the recoupable advances made to certain music providers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 2%, representing a rate of 7.25% as at September 30, 2004. The Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000. The Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one year to five years.

The agreements between the Company and the Bank governing the Music Advance Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement, of $7,500,000, and a minimum debt to equity ratio as defined therein. As at September 30, 2004, the Company satisfied these covenants.

The principal payments of long-term debt are as follows:

                                                                  $
                                           -------------------------
   2004                                                   1,009,685
   2005                                                     467,907
                                           -------------------------
                                                          1,477,592
                                           -------------------------

6.       NOTES PAYABLE

In October 2003, the Company entered into a loan facility with a lender under which the Company could borrow up to a maximum of $1,500,000 for purposes of financing the sale of one of the Company's products, Tune Central. The security provided to the lender is a first ranking security in the Tune Centrals financed by the lender. The loan bears interest at the rate of 9.5% and must be repaid over a period of twelve months.

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

o As provided for in the conversion agreement, no interest on the Unsecured Loan Facility and no dividends and accretion on the Series B Preferred Stock were recorded subsequent to September 30, 2003;

o The Series B Preferred Stock are now presented as part of shareholders' equity because of the elimination of the rights of holders to demand redemption and to receive a cumulative and preferred dividend. In addition, these shares are presented at their par value which increased the additional paid-in capital by $19,991,111.

Finally, in addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the accumulated deficit as of September 30, 2003 by a corresponding decrease of the additional paid-in capital, in accordance with the quasi-reorganization rules. In addition, the Company reviewed the fair values of its assets and liabilities and determined that no adjustments were required to the recorded amounts.


8.       STOCK OPTIONS

On April 19, 2000, the Company's Board of Directors authorized a Long-Term Incentive Plan (the "Plan"), which provides for the grant to employees, officers, consultants, and outside contractors of various types of stock options and Common Stock.

On April 19, 2000, September 12, 2000, December 12, 2000, March 16, 2001, May 10, 2001, June 4, 2002 and September 17, 2004, the Board of Directors granted stock options to purchase an aggregate of 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares, 1,500,000 shares and 300,000 shares respectively, of the Company's Common Stock, with vesting provisions ranging up to four years. In June 2003 , additional stock options to purchase 2,334,744 shares of Common Stock were issued. Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Common Stock, which are exercisable over a period of five years. On September 30, 2004, an aggregate of 1,649,256 shares of Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001. On September 17, 2004, the Board of Directors voted unanimously to amend the exercise price on all outstanding stock options issued under the Plan to $0.40 therefore these stock options will be subject to variable stock option plan accounting.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma income (loss) per common share would have been as follows:

                                               THREE MONTH         NINE MONTH         Three month       Nine month
                                              PERIOD ENDED       PERIOD ENDED        period ended     period ended
                                             SEPTEMBER 30,      SEPTEMBER 30,       September 30,    September 30,
                                                      2004               2004                2003             2003
                                                         $                  $                   $                $
                                        ---------------------------------------------------------------------------
Net income (loss) attributable to
  holders of Common Stock and Common
  Stock equivalents                                283,121          1,321,699          (197,561)      (41,690,810)
Pro Forma income (loss)                            156,380          1,048,262          (280,519)      (41,942,403)
Basic and diluted income (loss) per
  share of Common Stock                               0.00               0.01             (0.01)            (1.76)


Pro Forma basic and diluted income
             (loss) per share of
             Common Stock                             0.00               0.01             (0.01)            (1.77)

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                              SEPTEMBER 30, 2004     September 30, 2003
                                                          ----------------------------------------------
      Average expected life (years)                                         8.00                   8.00
      Risk-free interest rate                                               4.30                   3.00
      Volatility                                                            96.8                   96.8
      Dividend yield                                                        0.00                   0.00



9.   INCOME TAXES

The Company has net operating losses carry forward of approximately $34,550,000 for U.S. federal income tax purposes. Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

During the three-month and nine-month periods ended September 30, 2004, the Company recorded income tax expense of $188,750 and $887,750 respectively. A corresponding recovery has been credited directly to retained earnings instead of to the income statement for the Company's use of previously unrecorded loss carryforwards due to its quasi-reorganization in June 2003.

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

The discounted amount of these payments was recorded as a gain in the second quarter of 2004. Management has applied a discount rate of 15% for purposes of discounting these payments. Legal costs of $411,000 incurred for the period January 1, 2004 through March 31, 2004, which had been deferred and additional legal costs totaling $294,000 relating to this settlement in April 2004 have been charged to general and administrative expenses in the second quarter of 2004.

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


12.   SUBSEQUENT EVENT


On October 21, 2004 the Company accepted an offer letter from its bank providing for an increase in the Line of Credit from $2,000,000 to $4,000,000 and a new term loan facility of $2,000,000 for purposes of providing financing for certain of its products. These facilities will be available to the Company upon completion of final documentation.

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



BACKGROUND AND OVERVIEW

         The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at September 30, 2004, the Company had delivered a total of approximately 9,745 Digital Jukeboxes as compared with 6,700 Digital Jukeboxes delivered as at September 30, 2003. Management intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.


         The Company plays over 20 million songs to an estimated audience of approximately three million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

         Total assets of the Company were approximately $20,000,000 at September 30, 2004, an increase of approximately $3,245,000 from December 31, 2003. The increase was primarily due to an increase in trade accounts receivable of approximately $951,000 and an increase in inventory of approximately $995,000 as a result of an increase in jukebox sales. In addition, the Company recorded an asset totaling approximately $1,904,000 representing the discounted amount of payments to be received under a litigation settlement agreement entered into on April 23, 2004. These increases were in part offset by the reduction of investment in sales type leases, which was primarily attributable to the collection of lease payments on these leases. Total liabilities of the Company also increased as compared to December 31, 2003, from approximately $8,785,000 to $9,819,000 at September 30, 2004. This is primarily due to amounts drawn down on the Company's new Music Advance Term Loan offset by the repayment of the CED Term Loan and Jukebox Term Loan as these terms are defined under "Results of Operations for the Three-Month and Nine-month periods Ended September 30, 2004 Compared to the Three-Month and Nine-month periods ended September 30, 2003 -- Liquidity and Capital Resources" below) during the first quarter of 2004 and amounts drawn down on the new financing agreement entered into with Firestone Financial Corp. to finance the company's Tune Centrals. In addition the Company recorded an increase in accounts payable and accrued liabilities which is offset by a decrease in bank indebtedness.



RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003

The Company recorded net income after tax of approximately $283,000 and $1,322,000 for the three-month ("third quarter 2004") and nine-month periods ended September 30, 2004 as compared to a net loss of approximately $198,000 and $1,375,000 for the corresponding three-month ("third quarter 2003") and nine-month periods in 2003.

Net income attributable to common stockholders and holders of common stock equivalents was approximately $283,000 and $1,322,000 respectively for the three-month and nine-month periods ended September 30, 2004 as compared to net losses of approximately $198,000 and $41,691,000 for the comparative periods in 2003. There was no non-cash charge for dividends and accretion of the Company's mandatorily redeemable Series B Preferred Stock for either period of 2004, as compared to approximately $39,266,000 for the comparative nine month period in 2003 as the rights of the holders of Series B Preferred Stock to receive a cumulative dividend and to demand redemption by the Company were ended in June 2003.

         REVENUES AND OTHER INCOME

         Revenues and other income increased by approximately $2,787,000 or 34%, from approximately $8,110,000 in the third quarter 2003 to approximately $10,898,000 in the third quarter 2004.

         Revenues and other income increased by approximately $10,697,000 or 52%, from approximately $20,406,000 for the nine-month period ended September 30, 2003 to approximately $31,103,000 for the nine-month period ended September 30, 2004.

         Revenues from the sale of Digital Jukeboxes increased by approximately $1,294,000 from approximately $4,786,000 for the third quarter 2003 to $6,080,000 for the third quarter 2004. This increase is attributable to increased unit sales of the Company's Digital Jukeboxes and sales of Tune Centrals, which is a new product not sold during the comparative period of 2003.

         Music service revenues grew to approximately $4,410,000 for the third quarter 2004 as compared with approximately $2,905,000 for the third quarter 2003. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

         Digital Jukebox leasing and financing revenues increased to approximately $408,000 for the third quarter 2004 as compared to $355,000 for the third quarter 2003. This increase is attributable to the sale of Tune Central, which the Company has leased to customers offset by a reduction in leasing and financing revenues on Digital Jukeboxes as many of these leases reach the expiration of their term.

         Revenues from the sale of Digital Jukeboxes increased by approximately $ 4,899,000 from approximately $10,717,000 for the nine-month period ended September 30, 2003 to $15,616,000 for the corresponding period of 2004. This increase is attributable to increased unit sales of the Company's Digital Jukeboxes and the sale of Tune Centrals, which is a new product not sold during the comparative period of 2003.

         Music service revenues grew to approximately $11,872,000 for the nine-month period ended September 30, 2004 as compared with approximately $8,176,000 for the comparative period of 2003. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service fees.

         Digital Jukebox leasing and financing revenues declined to approximately $1,181,000 for the nine-month period ended September 30, 2004 as compared to $1,289,000 for the nine-month period ended September 30, 2003. This decrease is attributable to the decreased number of Digital Jukeboxes under capital lease and is offset by revenues recorded on Tune Centrals which the Company has leased to customers.

         During the second quarter of 2004, the Company recorded other income totaling approximately $2,480,000, representing the discounted amount of payments, at a discount rate of 15%, to be received under a litigation settlement agreement entered into on April 23, 2004 with Ecast, Inc.


         COST OF JUKEBOX REVENUES AND DIRECT OPERATING COSTS

         The cost of jukebox revenues and direct operating costs increased by approximately $2,157,000, or 44%, from approximately $4,900,000 in the third quarter 2003 to approximately $7,057,000 during the third quarter 2004. The increase in cost of jukebox revenues is due to an increase in the number of Digital Jukeboxes sold in the period and the sale of Tune Centrals, which had not been available for sale in the comparative period of 2003. The increase in direct operating costs is attributable to increased commissions paid to distributors and other variable costs directly related to the increased volume of Digital Jukebox and Tune Central sales. In addition, the increase in the number of Digital Jukeboxes sold and the sale of Tune Centrals has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.

         The cost of jukebox revenues and direct operating costs increased by approximately $5,079,000 or 42%, from approximately $12,134,000 for the nine-month period ended September 30, 2003 to approximately $17,213,000 for the nine-month period ended September 30, 2004. The increase in cost of jukebox revenues is due to an increase in the number of Digital Jukeboxes sold in the period and the sale of Tune Centrals, which had not been available for sale in the comparative period of 2003. The increase in direct operating costs is attributable to increased commissions paid to distributors and other variable costs directly related to the increased volume of Digital Jukebox and Tune Central sales. In addition, the increase in the number of Digital Jukeboxes sold and the sale of Tune Centrals has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.



         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by approximately $360,000 or 23%, from approximately $1,535,000 in the third quarter 2003 to approximately $1,175,000 in the third quarter 2004. This decrease is principally attributable to the reduction in legal fees associated with the settlement of the Ecast, Inc. and Rowe International, Inc. litigation.

         General and administrative expenses increased by approximately $1,042,000 or 26%, from approximately $3,982,000 for the nine-month period ended September 30, 2003 to approximately $5,024,000 for the nine-month period ended September 30, 2004. This increase is principally attributable to legal costs totaling approximately $214,000 associated with the Company's privatization efforts and incurred severance payments of approximately $167,000 to an executive who left the Company in June 2004. The Company also charged to expense for the period an estimate for bonuses for employees totaling $675,000.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by approximately $80,000, or 10%, from approximately $766,000 in the third quarter 2003 to approximately $846,000 in the third quarter 2004. This increase in research and development expenses is in large part due to costs incurred in respect of the ongoing development and design of new products.

         Research and development expenses increased by approximately $486,000, or 22%, from approximately $2,198,000 for the nine-month period ended September 30, 2003 to approximately $2,684,000 for the nine-month period ended September 30, 2004. This increase in research and development expenses is in large part due to costs incurred in respect of ongoing development and design of new products.

         The Company recorded as a reduction of expenses, approximately $65,000 of ITC for the nine-month period ended September 30, 2004 as compared with $324,000 for the nine-month period ended September 30, 2003.


         SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased by approximately $82,000, or 11%, from approximately $764,000 in the third quarter 2003 to approximately $846,000 in the third quarter 2004. This increase is mainly due to an increase in commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and the sale of Tune Centrals.

         Sales and marketing expenses increased by approximately $328,000 or 16%, from approximately $2,069,000 for the nine-month period ended September 30, 2003 to approximately $2,397,000 for the nine-month period ended September 30, 2004. This increase is mainly due to an increase in commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and the sale of Tune Centrals.


         INTEREST EXPENSE

         Interest expense decreased by approximately $49,000, or 34%, from approximately $147,000 in the third quarter 2003 to approximately $98,000 in the third quarter 2004. This decrease is primarily due to the repayment of the Jukebox Term Loan in March 2004. This was partially offset by interest paid on the Company's Music Advance Term Loan and Notes Payable

         Interest expense decreased by approximately $338,000 or 53%, from approximately $641,000 for the nine-month period ended September 30, 2003 to approximately $303,000 for the nine-month period ended September 30, 2004. This decrease in the Company's interest expense is mainly attributable to approximately $254,000 of interest charged in the first quarter of 2003 in respect of the Company's unsecured loan from stockholders which was converted in June 2003. This was partially offset by interest paid on the Company's Music Advance Term Loan and the notes payable.


         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense increased by approximately $137,000, or 43%, from approximately $319,000 in the third quarter 2003 to approximately $456,000 in the third quarter 2004. Depreciation and amortization expense increased by approximately $210,000 from approximately $1,047,000 in the nine-month period ended September 30, 2003 to approximately $1,257,000 for the nine-month period ended September 30, 2004. Fewer Digital Jukeboxes are being held by the Company as capital assets, which result in a decrease in depreciation. However, this is more than offset by amortization charges relating to equipment accounted for as capital assets under the Company's Tune Central leasing program.


         FOREIGN EXCHANGE LOSSES

         The Company experienced a foreign exchange gain of approximately $53,000 during the third quarter 2004, and a foreign exchange loss of $81,000 for the nine-month period ended September 30, 2004, as compared to a foreign exchange loss of approximately $37,000 during the third quarter of 2003 and $35,000 for the nine-month period ended September 30, 2003. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.


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

         In May 2003, the Line of Credit was increased from $1,000,000 to $2,000,000.

         In January 2004, TouchTunes Digital entered into the Music Advance Term Loan with the National Bank of Canada for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the U.S. base rate of the Bank plus 3%, representing a rate of 7.5% as at September 30, 2004. The Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $2,400,000. The Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one to five years.

         The Music Advance Term Loan is secured by a lien on the past, present and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

On October 21, 2004 the Company accepted an offer letter from its bank providing for an increase in the Line of Credit from $2,000,000 to $4,000,000 and a new term loan facility of $2,000,000 for purposes of providing financing for certain of its products. These facilities will be available to the Company upon completion of final documentation.

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

         The agreements as amended between the Company and the National Bank of Canada governing the Music Advance Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $7,500,000 and a minimum debt to equity ratio of 1.5 to 1. As at September 30, 2004, the Company satisfied both of these covenants.

         The Company has contractual obligations totaling approximately $4,220,000. These relate to payments due under the Company's long-term debt obligations described above, notes payable and operating leases. The operating leases are primarily related to office space.


      -----------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
      -----------------------------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------------------------
                                            TOTAL            LESS THAN 1 YEAR(1)         MORE THAN 1 YEAR(2)
      -----------------------------------------------------------------------------------------------------------
      BANK INDEBTEDNESS                          900,000                    900,000                           --
      -----------------------------------------------------------------------------------------------------------
      LONG TERM DEBT(3)                        1,477,592                  1,009,685                      467,907
      -----------------------------------------------------------------------------------------------------------
      NOTES PAYABLE (4)                        1,001,577                  1,001,577                           --
      -----------------------------------------------------------------------------------------------------------
      OPERATING LEASES                           841,788                    319,580                      522,207
      -----------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              4,220,956                  3,230,842                      990,114
      -----------------------------------------------------------------------------------------------------------

      (1) Refers to "less than 1 year" from October 1, 2004.
      (2) Refers to "more than 1 year" from October 1, 2004.
      (3) Refers to Music Advance Term Loan.
      (4) Refers to Firestone Financing.


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


ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         In November 2001, Ecast, Inc. filed a suit against the Company for non-infringement of a patent (U.S. Patent No. 6,308,204 ("the '204 patent")) held by the Company and for unfair competition and interference with contractual relations. Rowe, Inc. was joined in the suit as an alleged infringer of the '204 patent. Rowe, Inc. made the same claims against the Company as Ecast, Inc. The suit further involved the competitors' allegations that the '204 patent is invalid, as well as a requested declaration from the Court that the '204 patent is unenforceable. Ecast, Inc. and Rowe, Inc. dismissed with prejudice their unfair competition and intentional interference with contract claims against the Company in October 2003. In December 2003, the U.S. District Court for the Northern District of California found that Ecast, Inc. infringed the '204 patent, at least through August 18, 2003. The patent claims with respect to Rowe, Inc. have been stayed as a result of Rowe, Inc.'s bankruptcy proceedings.

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

         On April 23, 2004, the Company and Ecast, Inc. entered into a settlement agreement (the "Agreement") with respect to the litigation between them. Pursuant to the Agreement, the Company and Ecast, Inc. agreed, amongst other things to cause the litigation to be terminated with prejudice, and to cross-license the patents that were the subject of the litigation. In addition, Ecast, Inc. agreed to pay to the Company, a total of $4,000,000 (the "Settlement Amount"). An initial payment of $500,000 was made in respect of the Settlement Amount on April 23, 2004. The remainder of the Settlement Amount is payable quarterly in amounts equal to the greater of: (i) $0.005 per play of any song on any digital jukebox or other device powered by Ecast, Inc. during such quarter; and (ii) $100,000. Such future payments are secured by a pledge of substantially all of Ecast, Inc.'s assets.

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

          b. The Company has filed the following reports on Form 8-K for the three month period ended September 30, 2004:

                    o Form 8-K dated August 23, 2004, announcing the resignation of Pierre Desjardins, from his position as a Director of the Company and as Chairman of the Board of the Company, the Audit Committee and the Compensation Committee. The Company also announced the resignation of Didier Benchimol as a Director of the Company.

                    o Form 8-K dated September 23, 2004, announcing the appointment of William Meder as Chairman of the Board of Directors of the Company and Marc Ferland, James Grant and Robert Jamieson as Directors of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOUCHTUNES MUSIC CORPORATION


Dated: November 15, 2004              By: /s/ John Perrachon
                                          ----------------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director


Dated: November 15, 2004              By: /s/ Matthew Carson
                                          ----------------------------
                                 Matthew Carson
                                 Vice President Finance and
                                 Chief Financial Officer (Principal Financial
                                 Officer)

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



Date: November 15, 2004
                                    /s/ John Perrachon
                                    -------------------------------
                                    John Perrachon
                                    Chief Executive Officer, President
                                    and Director

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



Date: November 15, 2004

                                    /s/ Matthew Carson
                                    -------------------------------
                                    Matthew Carson
                                    Vice President Finance and Chief Financial
                                    Officer

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
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
