Form 10-K
period 2004-12-31
TOUCHTUNES MUSIC CORP
filed 2005-03-31
CIK 894568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

  ☒
  ANNUAL REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

  ☐
  TRANSITION REPORT UNDER SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 33-55254-447

TOUCHTUNES MUSIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0485304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1800 East Sahara Avenue, Suite 107	89104
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number (702) 792-7405

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Class A Voting Common Stock (par value $0.001 per share)
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value for the voting and non-voting common equity held by non-affiliates as of March 24, 2005 was approximately $1,330,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 30, 2005, the total number of shares of Class A voting common stock outstanding was 14,827,394.

FORWARD LOOKING STATEMENT

        All statements, other than statements of historical fact, contained within this report constitute "forward-looking attachments" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as "may", "intend", "will", "should", "could", "would", "expect", "believe", "estimate", "expect", "plan", or the negative of these terms, and similar expressions intended to identify forward-looking statement.

        These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in "Risk Factors" found elsewhere in this report.

i

PART I

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors that are not within the control of TouchTunes Music Corporation.

        Note that all dollar amounts set forth in this annual report on Form 10-K are in United States dollars, except where otherwise indicated, and references herein to "CDN" are to Canadian dollars.

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

        Based upon available information, the Company's management believes that it has become the leading provider of digital jukeboxes in the United States and a significant digital distributor of music content, downloading approximately 400,000 songs per month. The Company is actively developing new music-on-demand products and applications as part of its strategy to leverage its existing technology, music content, and strategic relationships.

        The Company's network of Digital Jukeboxes currently plays approximately 23 million songs to an estimated audience of approximately 5 million people each month. This makes the digital jukebox network an attractive alternative to radio for record companies and their artists.

        The Company has one wholly owned subsidiary, TouchTunes Digital Jukebox Inc. ("TouchTunes Digital"), a Canadian corporation. The Company has an arrangement with TouchTunes Digital pursuant to which TouchTunes Digital conducts, among other things, research and development in connection with the Company's digital jukebox projects. For more information about TouchTunes Digital, see the discussion under Item 1(k), "TouchTunes Digital," and Item 2, "Description of Property."

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

        The core of the digital jukebox technology is a proprietary operating system, optimized for high-speed sound reproduction and video animation. Each Digital Jukebox is capable of storing, in compressed digital format, 2,000 songs, upgradeable to virtually unlimited capacity. The Digital Jukeboxes are also equipped with a telecommunication protocol allowing the secure downloading of music to each individual Digital Jukebox from a remote central music library. The result is a high-performance, low-maintenance, remotely configurable, computer-controlled unit using state-of-the-art technology standards. In the opinion of the Company's management, with its integrated and proprietary software program, the Digital Jukeboxes outperform any conventional jukebox on the market today for simultaneous sound reproduction, graphics display, video animation, music management, and telecommunication services.

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

(c)   Industry

        The Digital Jukeboxes were primarily developed for the jukebox industry. Based upon available information, the Company's management believes that approximately 250,000 conventional jukeboxes are in operation in the United States and approximately 4,000 new units were sold in 2004. There are approximately 2,300 jukebox operators who own these conventional jukebox units, which are placed in restaurants, bars, and other similar business venues. Annual gross coinage jukebox revenue in the industry amounts to approximately $2 billion, of which, on average, approximately 50% is retained by location owners and 50% is retained by jukebox operators. The previous significant technological change in the industry occurred in 1987 when CD jukeboxes were introduced; older vinyl jukeboxes were no longer being manufactured by 1991. The Company expects the industry to shift to digital technology.

(d)   Patents

        To protect its technology, the Company has filed a total of 30 international patent applications in the United States, Europe, Canada, and Japan.

        Generally, the patent applications cover the Company's downloading network configuration, operating system technology, graphic user interface, system control methodology, music copyrights protection processes, advertising methodology, interactive music gaming methodology and remote software upgrade methodology, as it applies to the jukebox sector. Other patent applications cover the use of the Company's technology in potential markets outside the coin-operated jukebox industry (residential and other markets), which can be serviced by the same network configuration.

        As of March 26, 2005, 12 patents have been granted in Europe and 9 patents have been granted in the United States. Generally, the patents will expire sometime between 2020 and 2025.

        There can be no assurances as to the scope, validity, or value of such patents and patent applications, nor as to their freedom from infringement by others.

(e)   Promotion and Marketing

        The Company promotes the Digital Jukeboxes through advertising, its web site, spotlight shows, on-site demonstrations, direct mailings, banner ads, and on-premise promotional items. The Company also attends most major and selected minor industry trade shows and exhibitions. The major trade show in which the Company participates each year is the Amusement & Music Operators Association held September each year. This event attracts most major participants in the coin-operated industry and generates orders from jukebox operators for the Digital Jukeboxes.

        The Company also participates in various conferences and trade shows relating to music licensing and downloading, as well as conferences and shows concerning business interests related to the Company's future operations.

        The Company's marketing and distribution strategies are aimed at penetrating the jukebox industry through individualized arrangements with existing jukebox operators. The Company manufactures and sells the Digital Jukeboxes to the jukebox operators and provides additional music services. The Company arranges for (i) the renewal and payment of licensing fees to the performing rights societies, (ii) the accountability and disbursement of royalty payments to the record label companies and publishing companies, and (iii) the ongoing provision of music selections to jukebox operators. The Company presently sells its Maestro and Rhapsody models at a retail price of $6,295. Also, the Company provides music services to the jukebox operators under three types of agreements: (i) the elite music and service agreement for which the Company charges a minimum fee of $29.95 per week, which increases to a maximum of $59.95 per week based on the level of revenues derived from the operation of the Digital Jukeboxes and, (ii) the fixed-rate music and service agreement which provides for a fixed weekly fee of $12.95, and a fee of $0.04 per song played, (iii) the Ultra 16 program charges a base fee of $12.95 per week and 16% of total revenues to a maximum of $79.95 per week. For those Digital Jukeboxes equipped with Tune Central, the Company charges an additional $0.18 per song played under the Elite and Fixed Rate Music and Service Agreement.

        In addition, the Company has a remaining portfolio of approximately 500 Digital Jukebox leases with jukebox operators, which each have a term of five years. These lease agreements provide for an additional $40 per week which is attributed to the capital cost of the Digital Jukebox. The Company has sales and lease agreements with approximately 130 jukebox operators. Therefore, the loss of any one operator would not have a material impact on the Company's business.

        As at December 31, 2004, the Company had delivered 10,124 Digital Jukeboxes to jukebox operators and distributors, of which approximately 9,700 units had been installed in various locations in the United States.

(f)    Customer Service and Technical Support

        The Company has established customer service and technical support departments focused on providing the Company's customers with value beyond the purchase or lease of the Company's Digital Jukeboxes. The customer service and technical support is accessed through a toll-free telephone number. The Company also conducts jukebox installation training sessions, providing education and insight into the use of the Company's Digital Jukeboxes.

(g)   Manufacturing, Assembling and Distribution

        The Company offers music owned by four major record label companies (Universal Music Group, Warner Music Group, EMI Music Group and Sony/BMG Music), as well as Univision, which is the largest Latin label, and many other independent record labels. The rights obtained are based on a pay-per-play royalty fee structure.

        The Company has agreements in place with EMI Music Group, which expires on March 25, 2007, Sony Music, which expires on September 14, 2006, and Universal Music Group, which expires on June 30, 2005. The most recent agreements signed with Warner Music Group and BMG North America expired on December 31, 2004. The Company is presently in final contract drafting stage with Warner Music Group on a new three-year agreement. The Company is also in negotiation with Sony/BMG Music for a new agreement which will cover the rights for both of these recently merged companies. The Company continues to offer to its customers music by Warner Music Group and BMG North America under verbal agreement with these two record labels.

        The Company has also obtained publishing rights from the five major publishing companies (Warner Chappell, Sony/ATV/Music Publishing, Universal Music Publishing, Careers — BMG Music Publishing Inc. and EMI Entertainment World Inc.), which generally have a term ranging from one to five years and expiration dates ranging from January 1, 2005 to December 31, 2006 as well as rights from over 300 other independent publishing companies. The agreements with the independent publishing companies have terms ranging from one to three years and expiration dates ranging from 2005 to 2008. The publishing rights obtained are based on a royalty payable, determined either each time a song is digitally reproduced or downloaded on a Digital Jukebox or on a pay-per-play fee structure. The Company continues to negotiate with publishing companies for the right to play music owned by them on the Digital Jukeboxes.

        In March 2004, the Company entered into license agreements, which expire June 30, 2008, with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. Under these agreements, which were effective July 1, 2003, the Company licensed the rights to perform all music in the licensed repertory of ASCAP and BMI for a fixed annual fee per jukebox operated by the Company.

        The Company has entered into an agreement with Bose Corporation ("Bose")for the commercial manufacturing of the Rhapsody jukebox. The Company has also entered into an agreement with 146473 Canada Inc. to supply assembled and tested computer units for installation in Digital Jukebox units manufactured by Bose. The Company has arrangements with various telecommunication companies to obtain access into their TCP/IP networks, enabling the digital downloading of music content to its Digital Jukeboxes.

        As part of its sales and market penetration strategy, the Company has arrangements with 12 key distributors to distribute the Digital Jukeboxes throughout the United States.

        There can be no assurances that the Company will be able to (i) renew existing agreements with record label companies and publishing companies for the use of their music, (ii) conclude sufficient arrangements with jukebox operators for the acquisition and use of the Digital Jukeboxes, (iii) renegotiate key supplier contracts on terms favorable to the Company, or (iv) finance the substantial costs needed to manufacture, assemble, distribute and operate such Digital Jukeboxes on a commercially profitable basis. The Company's failure to renegotiate these agreements and/or arrangements or to finance the costs associated with the manufacture and operation of the Digital Jukeboxes could have a material adverse effect on the Company's business and operations.

(h)   Product Development

        The Company plans to leverage its existing expertise in the secure digital distribution of music through TCP/IP networks, its established relationships with record label companies, publishers and performing rights societies as well as its strategic partnerships with Bose and other key suppliers, to develop other music-on-demand products and applications. The Company's current product development efforts are focused on utilizing its core technologies to expand its music-on-demand products and applications.

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

        The Company's research and development expenses were approximately $3,917,000 in 2004, $3,044,000 in 2003 and $2,347,000 in 2002.

(i)    Competition

        Competition in the manufacture, distribution, and use of digital jukeboxes is intense. All of these manufacturers have far greater experience in the jukebox industry than the Company because they were previously manufacturers of conventional jukeboxes and some have other lines of equipment, which they produce in addition to digital jukeboxes, within the amusement/entertainment industry. Through their distribution network, manufacturers sell their equipment, usually in bulk quantities, to local distributors.

        The Company's competitors design, develop and market units similar to the Digital Jukeboxes for use in the jukebox industry, with comparable or superior features, technologies and advances. The Company will face intense competition in commercializing any new music-on-demand products and applications from companies that may have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company.

        While the Company believes its Digital Jukeboxes are currently superior to any jukebox on the market, there can be no assurance that other technologically-advanced jukeboxes will not be designed and marketed by existing manufacturers or others, in competition with the Company's Digital Jukeboxes.

(j)    Employees

        As at December 31, 2004, the Company and its wholly-owned subsidiary, TouchTunes Digital, had a total of 105 employees, which includes 58 in sales, marketing, customer service and customer support, 19 in development, quality assurance and network operations, and 28 in music-related activities, general and administration. All employees are engaged on a full-time basis. See also Item 11 (c), "Employment Agreements".

(k)   TouchTunes Digital

        Through a series of investments made from 1997 to 1999, Societe Innovatech du Grand Montreal and Caisse de Depot et Placement du Quebec ("CDPQ") acquired an aggregate of: (i) debentures of TouchTunes Digital in the principal amount of $20,330,579 and (ii) equity of TouchTunes Digital in the principal amount of $4,000,000 CDN. In December 1999, pursuant to a share exchange agreement and an amended debenture put right agreement with the Company, Societe Innovatech du Grand Montreal and CDPQ exchanged their shares and debentures of TouchTunes Digital for, in the aggregate, 12,843,960 shares of the Company's Series A preferred stock, par value $0.001 per share ("Series A Preferred Stock").

        As a result of this exchange, the Company became the sole stockholder of TouchTunes Digital. Pursuant to an arrangement dated January 1, 1998, between the Company and TouchTunes Digital, TouchTunes Digital performs research and development with respect to the Company's digital jukebox project and provides the Company with additional services, such as consulting services, as the Company reasonably requests in connection with the implementation of the digital jukebox project.

RISK FACTORS

        You should carefully consider the following discussion of risks and the other information included in this report in evaluating the Company and its business. The risks described below are not the only ones facing the Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

We have had losses, and we cannot assure future profitability.

        We have reported net income for fiscal year 2004 and operating losses for fiscal years 2000, 2001, 2002 and 2003. We cannot be assured that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, acquisition or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

        Our credit facilities contain certain covenants and financial tests that limit the way we conduct business. Our credit facilities contain various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, make investments and other restricted payments, make capital expenditures and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facilities, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition.

        Borrowings under our credit facilities also are secured by liens on substantially all of our assets and the assets of our subsidiary. If we are in default under one of these credit facilities, the lender could foreclose upon all or substantially all of our assets and the assets of our subsidiary. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

        We do not own the rights to the music we offer under our music and service agreements. These rights are obtained through license agreements with music label companies, music publishing companies and performing rights societies. There can be no assurances that the Company will be able to renew existing arrangements with record label companies and publishing companies for the use of their music. If we are unable to renew these agreements, it could have a material adverse effect on our business results of operations and financial condition.

        We rely on a few major distributors. A small number of distributors account for a significant percentage of our jukebox sales revenues. We do not have long-term agreements with any of these distributors. We cannot be assured that we will continue to maintain favorable relationships with these distributors or that they will not be adversely affected by economic conditions. If any of these distributors reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.

        Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in US dollars, but a significant portion of our expenses is incurred outside of the United States. Our principal currency exposure is between Canadian and US dollars, although this exposure is partially mitigated through the entering into forward foreign exchange contracts. The Company has not designated its forward foreign exchange contracts as a hedge and accordingly records the derivatives at their fair value on the consolidated balance sheet with the corresponding gains or losses included with foreign exchange losses in the consolidated statement of operations. We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the US dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal controls or fail to implement changes to address reportable conditions, we may not be able to report our financial results accurately.

        Effective internal controls are necessary for us to provide reliable financial reports. We may in the future discover, areas of our internal controls that need improvement.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

        Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to protect proprietary and intellectual property rights through available patent and trademark laws. Despite these precautions, existing patent and trademark laws afford only limited practical protection in certain countries. As a result, it may be possible for unauthorized third parties to copy our applications which could have a material adverse effect on our business, results of operations and financial condition.

        Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims or infringement or invalidity. As such, litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

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

        Effective December 1, 2002, the Company entered into a three year lease for 11,130 square feet of office space at 180 Lexington Drive, Buffalo Grove, Illinois at an annual rental of $83,475 for use as a sales and marketing office as well as warehouse space and, effective July 2004, the Company entered into a 16 month lease for additional space at an annual rate of $31,263. Effective November 1, 2004, the Company also leases office space at 275 Commerce Drive, Suite 210, Fort Washington, Pennsylvania, under a 3 year lease ending November 30, 2007 at an annual rental of $15,288 for the year 2006 and $15,652 for the year 2007 and at 1800 East Sahara, Suite 107, Las Vegas, Nevada, on a month-to-month basis at a nominal annual rental.

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

        The discounted amount of these payments has been recorded as a gain in the second quarter of 2004. Management has applied a discount rate of 15% for purposes of discounting these payments. Legal costs of approximately $720,000 incurred in 2004 relating to this settlement in April 2004 have been charged to general and administrative expenses.

        In March 2004, the Company entered into agreements, effective July 1, 2003 with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music Inc. ("BMI"), organizations representing performance rights for musical composers and authors. The Company also entered in settlement agreements with ASCAP and BMI for the periods prior to July 1, 2003. These settlements had no impact on the Company's reported financial results.

        The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC"). An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Company during the fiscal year 2004.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters

(a)   Market for Common Stock

        The Company's Class A voting common stock, par value $.001 per share (the "Common Stock"), has traded on the over-the-counter market on the "OTC Bulletin Board" since June 7, 1995. Until December 1998, the symbol was TCMN. The symbol is now TTMC. The quotations below from the National Quotation Bureau, Inc. represent the high and low closing bid and asked prices by quarters for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

	Bid Prices ($)		Asked Prices ($)
	High	Low	High	Low
2003
First Quarter	$0.22	$0.20	$0.57	$0.35
Second Quarter	$0.25	$0.15	$0.57	$0.22
Third Quarter	$0.33	$0.20	$0.51	$0.28
Fourth Quarter	$0.35	$0.21	$0.51	$0.29
2004
First Quarter	$0.37	$0.18	$0.45	$0.28
Second Quarter	$0.27	$0.19	$0.32	$0.21
Third Quarter	$0.35	$0.24	$0.43	$0.27
Fourth Quarter	$0.42	$0.36	$0.51	$0.41

        On March 24, 2005, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.31 per share and $0.40 per share, respectively. On that date, there were 457 holders of record of Common Stock.

        No cash dividends were declared or paid by the Company to its stockholders in the last two fiscal years. The agreements governing the Company's term loans and line of credit with the National Bank of Canada, described below in Item 6(k), "Liquidity and Capital Resources," require the Company to obtain written consent from the National Bank of Canada prior to the distribution of any dividends.

(b)   Recent Sales of Unregistered Securities

        In the past three years, the Company has made the following five private placements of unregistered securities pursuant to an exemption from registration under Section 4(2) of the Securities Act:

(1)
the issuance of convertible debentures to CDP Capital Technologies and CDP Capital Communications in December 2002 as described below in Item 6 (k), "Liquidity and Capital Resources"

(2)
the issuance of warrants to purchase 140,000 shares of Class A Common Stock at a price of $0.42 per share to a record label company in April 2002. These warrants have expired

(3)
the issuance of warrants to purchase 110,000 shares of Class A Common Stock at a price of $0.32 per share to a record label company in June 2002. These warrants have expired

(4)
the issuance of 100,000 shares of Class A Common Stock, par value $0.001 per share, to a record label company in April 2002

(5)
the issuance of 68,750 shares of Class A Common Stock, par value $0.001 per share, to John Perrachon, the President and Chief Executive Officer of the Company, in December 2003.

ITEM 6.    Selected Financial Data

        Note that all dollar amounts set forth below are in thousands of US dollars.

BALANCE SHEET DATA:

	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Assets	18,563	16,755	18,655	20,371	27,596

Long-Term Debt	1,194	778	2,815	5,538	8,856

Notes Payable	483	653	—	—	—

Unsecured Loan from Stockholders	—	—	5,071	1,592	—

STATEMENT OF OPERATIONS DATA:

	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues and Other Income	38,946	28,185	23,758	19,482	17,085

Cost of Revenues and Direct Operating Costs	21,158	16,454	13,127	11,441	11,551

Net Income (Loss) and Comprehensive Income (Loss)	1,593	(1,690)	(1,179)	(9,104)	(10,196)

Net Income (Loss) Attributable to Common Stockholders and Holders of Common Stock Equivalents	1,593	(42,005)	(5,238)	(12,654)	(12,684)

CASH FLOW DATA:

	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(audited)	(audited)
Cash and Cash Equivalents — Beginning of Period	339	1,458	318	4,370	720
Cash Flow Provided by (used in) Operating Activities	3,537	284	716	(2,811)	(16,662)
Cash Flow Provided by (used in) Investing Activities	(1,441)	(697)	416	(348)	(1,636)
Cash Flow Provided by (used in) Financing Activities	(1,654)	(706)	8	(893)	21,948

Cash and Cash Equivalents — End of Period	781	339	1,458	318	4,370

SELECTED QUARTERLY FINANCIAL DATA:

2004:

	Q4	Q3	Q2	Q1	Total
Total revenues and other income	7,842	10,897	11,985	8,222	38,946
Cost of revenues and direct operating costs	3,946	7,057	5,314	4,841	21,158
Gross margin	3,896	3,840	6,671	3,381	17,788
Expenses	3,427	3,369	4,873	3,440	15,109
Net income and comprehensive income before income taxes	469	471	1,798	(59)	2,679
Income taxes	198	188	700	—	1,086
Net income and comprehensive income	271	283	1,098	(59)	1,593
Income per common stock and common stock equivalents, basic and diluted	—	—	0.01	—	0.02

2003:

	Q4	Q3	Q2	Q1	Total
Total revenues and other income	7,779	8,110	6,092	6,204	28,185
Cost of revenues and direct operating costs	4,319	4,899	3,584	3,652	16,454
Gross margin	3,460	3,211	2,508	2,552	11,731
Expenses	3,773	3,408	2,938	3,302	13,421
Loss and comprehensive loss before income taxes	(313)	(197)	(430)	(750)	(1,690)
Income taxes	—	—	—	—	—
Net loss and comprehensive loss	(313)	(197)	(430)	(750)	(1,690)
Dividends and accretion of mandatorily redeemable Series B preferred stock	—	—	—	(1,049)	(1,049)
Beneficial conversion on Series A and B stock	—	—	(39,266)	—	(39,266)
Net loss attributable to common stockholders and holders of common stock equivalents	(313)	(197)	(39,696)	(1,799)	(42,005)
Loss per common stock and common stock equivalents, basic and diluted	—	(0.01)	(2.01)	(0.12)	(0.73)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(a)   Overview

        The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its Digital Jukeboxes. Revenues, since September 1998, have been generated from the sale and leasing of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at December 31, 2004, the Company had delivered 10,124 Digital Jukeboxes, as compared with 7,723 units delivered as at December 31, 2003. Management plans to devote significant resources to continuing its aggressive sales and marketing efforts within the jukebox industry. Management also intends to continue its development activities to apply its technology to other music-on-demand products and applications in other industries.

        The Company plays approximately 23 million songs to an estimated audience of approximately 5 million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukebox as a significant promotional medium for record labels and their artists. These factors should assist the Company in obtaining and/or renewing agreements with various record companies.

        The Company filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a preliminary Schedule 14A Proxy Statement soliciting a stockbrokers vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved by the SEC and are in definitive form, the Company will mail copies to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

        The Company recorded net income and comprehensive income of approximately $1.6 million in 2004 as compared to a loss of approximately $1.7 million for the year ended December 31, 2003. Net income attributable to common stockholders and holders of common stock equivalents was approximately $1.6 million for the year ended December 31, 2004 as compared to a loss of approximately $42 million in 2003. In 2003, there were two non-cash charges totaling approximately $40.3 million, which did not recur in 2004. The first charge, in the amount of approximately $1.1 million was for dividends and accretion of mandatory redeemable Series B preferred stock. In June 2003, as part of the Company's capital restructuring, the rights of the holders of Series B preferred stock to receive a cumulative dividend and to demand redemption by the Company were ended. The second charge, in the amount of approximately $39.3 million was attributable to the beneficial conversion of the Series A and B preferred stock as a result of the capital restructuring.

(b)   Revenues and Other Income

        Revenues from the sale of Digital Jukeboxes increased by approximately $3.7 million from approximately $15.0 million in 2003 to $18.7 million in 2004. This increase is attributable to increased unit sales of the Company's Digital Jukeboxes and sales of Tune Centrals, a product which was introduced in late 2003.

        Music service revenues grew to approximately $16.6 million in 2004 as compared with approximately $11.4 million in 2003. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

        Digital jukebox leasing and financing revenues decreased to approximately $1.2 million in 2004 as compared to approximately $1.6 million in 2003. This decrease is attributable a reduction of leasing and financing revenues on digital jukeboxes as many of these leases reach the expiration of their term and is offset by the sale of Tune Centrals, some of which the Company has leased to customers.

        During the second quarter of 2004, the Company recorded other income of approximately $2,432,000, representing the discounted amount of payments, at a discount rate of 15%, to be received under a litigation settlement agreement entered into on April 23, 2004 with Ecast, Inc..

(c)   Cost of Digital Jukebox Revenues and Direct Operating Costs

        The cost of Digital Jukebox Revenues and direct operating costs increased by approximately $4.3 million from approximately $12.3 million for the year ended December 31, 2003 to approximately $16.6 million for the year ended December 31, 2004. The overall increase in the unit sales of Digital Jukeboxes and Tune Centrals in 2004 resulted in an increase in the cost of jukebox revenues. The commissions paid to the Company's distributors also increased as a consequence of the increase in the unit sales of Digital Jukeboxes and Tune Centrals.

        The cost of music service revenues and direct operating costs increased by approximately $0.4 million from approximately $4.2 million for the year ended December 31, 2003 to approximately $4.6 million for the year ended December 31, 2004. Due to the increased number of Digital Jukeboxes installed in the Company's digital jukebox network, the number of songs played over the Company's digital jukebox network increased thereby increasing the royalties paid to record labels, publishers and performing rights societies.

(d)   Research and Development Costs

        Research and development expenses increased by approximately $0.9 million or 30% from approximately $3 million for the year ended December 31, 2003 to approximately $3.9 million for the year ended December 31, 2004. This increase in research and development expenses was principally due to an increase in research and development effort for new products and releases.

        During 2004, the Company recorded as a reduction of expenses $155,000 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures as compared to $362,000 during 2003.

(e)   General and Administrative Expenses

        General and administrative expenses increased by approximately $0.5 million or 9% from approximately $5.3 million for the year ended December 31, 2003 to $5.8 million for the year ended December 31, 2003. This increase is attributable to increased personnel costs and professional costs incurred to date with respect to the Company's privatization initiatives offset by reduced legal fees associated with the settlement of the Ecast litigation.

(f)    Sales and Marketing Expenses

        Sales and marketing costs increased by approximately $0.2 million or 7% from approximately $3.0 million for the year ended December 31, 2003 to approximately $3.2 million for the year ended December 31, 2004. This increase is mainly attributable to increased personnel costs and increased commissions paid to the Company's sales personnel due to the increased volume of Digital Jukebox sold in 2004. In addition, advertising and promotional costs increased due to the Company's introduction of new products in 2004.

(g)   Interest Expense

        Interest expense decreased by approximately $0.4 million or 47% from approximately $0.8 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004. The main sources of funding were the Line of Credit and Music Advance Term Loan and the Jukebox Term Loan (as these are defined in Item 6(k) below) with the National Bank of Canada.

        Interest expense on the Jukebox Term Loan decreased from approximately $122,000 in 2003 to approximately $8,000 in 2004 as the Company reimbursed in full the principal on the loan.

        In June 2003, the Company completed a capital restructuring providing for the conversion of its Unsecured Loan Facility and Debentures (as these are defined in Item 6(k) below) with Caisse de Depot et Placement du Quebec into Series C preferred stock (as defined below). As a result no interest was incurred on these debts subsequent to March 31, 2003. Interest expense for the year on the Unsecured Loan Facility and Debentures was approximately $254,000 in 2003.

        Interest expense on the Music Advance Term Loan was approximately $108,000 in 2004 as compared to nil in 2003.

        Interest expense on the Company's notes payable was approximately $104,000 as compared to approximately $5,000 in 2003.

        For more information regarding the Jukebox Term Loan and Line of Credit with the National Bank of Canada and the Unsecured Loan Facility and Convertible Debentures with Caisse de Depot et Placement du Quebec, see the discussion below under Item 6(k), "Liquidity and Capital Resources."

(h)   Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased by approximately $0.3 million or 21% from approximately $1.4 million for the year ended December 31, 2003 to approximately $1.7 million for the year ended December 31, 2004. This increase is primarily attributable to an increase in depreciation expense due to the Tune Centrals held by the Company as capital assets.

(i)    Foreign Exchange

        The Company experienced a foreign exchange loss of approximately $254,000 for 2004 as compared to approximately $182,000 for 2003. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly owned subsidiary, TouchTunes Digital Jukebox Inc. transacts is the Canadian dollar.

(j)    Income Taxes

        During 2004, the Company recorded income tax expense of $1,086,000. Of this amount, a recovery of income taxes of $886,000 has been credited directly to additional paid-in capital in stockholders' equity as a result of the Company's use of previously unrecorded loss carried forwards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

(a)   Revenues

        Revenues from the sale of Digital Jukeboxes amounted to approximately $15.0 million for the year ended December 31, 2003, as compared with approximately $12.1 million for the year ended December 31, 2002 was primarily a result of increased unit sales of Digital Jukeboxes in 2003 as compared to 2002.    Music services revenues grew to approximately $11.4 in 2003 as compared with approximately $7.7 million in 2002. This increase is attributable to increased unit sales of the Company's Digital Jukeboxes and sales of Tune Centrals, a product which was introduced in late 2003.

(b)   Cost of Digital Jukebox Revenues and Direct Operating Costs

        The cost of Digital Jukebox revenues and direct operating costs increased by approximately $2.4 million from $9.9 million for the year ended December 31, 2002 to $12.3 million for the year ended December 31, 2003. The overall increase in the unit sales of Digital Jukeboxes in 2003 resulted in an increase in the cost of Digital Jukebox revenues. The commissions paid to the Company's distributors also increased as a consequence of the increase in the unit sales of Digital Jukeboxes.

        The cost of music service revenues and direct operating costs increased by approximately $0.9 million from $3.3 million for the year ended December 31, 2002 to approximately $4.2 million for the year ended December 31, 2003. Due to the increased number of Digital Jukeboxes installed in the Company's digital jukebox network, the number of songs played over the company's digital jukebox network increased, thereby increasing the royalties paid to record labels, publishers and performing rights societies.

(c)   Research and Development Costs

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

        During 2003, the Company recorded as a reduction of expenses $362,000 of Canadian Investment Tax Credits ("ITC") for certain eligible research and development expenditures. During the period 1998 through 2001, the Company did not record the benefit of such ITC's in its financial statements due to management's inability to estimate the amount of ITC to be ultimately received. During the third quarter of 2002, the Company underwent an audit by the relevant taxing authority, which, although not yet completed, provided management with a reasonable basis to estimate a portion of the ITC's, which should be approved for payment. As a result of the audit, the company recorded $525,000 in ITC's as at December 31, 2002.

(d)   General and Administrative Expenses

        General and administrative expenses increased by approximately $0.7 million or 15% from approximately $4.6 million for the year ended December 31, 2002 to $5.3 million for the year ended December 31, 2003. This increase is in part attributable an increase in legal and professional fees incurred with respect to the Company's legal proceedings with E-Cast Inc. and Rowe International Inc. described in more detail in Item 3, "Legal Proceedings".

(e)   Sales and Marketing Expenses

        Sales and marketing costs increased by approximately $0.8 million or 35% from approximately $2.3 million for the year ended December 31, 2002 to approximately $3.1 million for the year ended December 31, 2003. This increase is mainly attributable to the hiring of new employees and increases in commissions paid to the Company's sales personnel due to the increased volume of Digital jukeboxes sold in 2003. In addition, advertising and promotional costs increased due to the Company's introduction of new products in 2003.

(f)    Interest Expense

        Interest expense decreased by approximately $0.47 million or 38% from approximately $1.2 million for the year ended December 31, 2002 to $0.77 million for the year ended December 31, 2003. The main sources of funding were the Line of Credit and Jukebox Term Loan (as defined in Item 6(k) below) with the National Bank of Canada.

        In June 2003, the Company completed a capital restructuring providing for the conversion of its Unsecured Loan Facility and Debentures (as these are defined in Item 6(k) below) with Caisse de Depot et Placement du

Quebec into Series C Preferred Stock (as defined below). As a result no interest was incurred on these debts subsequent to March 31, 2003.

        Interest expense for the year on the Unsecured Loan Facility and Debentures decreased from approximately $679,000 in 2002 to approximately $254,000 in 2003.

        Interest expense on the Jukebox Term Loan decreased from approximately $308,000 in 2002 to approximately $122,000 in 2003 as the Company reimbursed approximately $1.9 million of principle on the loan.

        For more information regarding the Jukebox Term Loan and Line of Credit with the National Bank of Canada and the Unsecured Loan Facility and Convertible Debentures with Caisse de Depot et Placement du Quebec, see the discussion below under Item 6(k), "Liquidity and Capital Resources."

(g)   Depreciation and Amortization Expenses

        Depreciation and amortization expenses decreased by approximately $0.2 million or 11% from approximately $1.6 million for the year ended December 31, 2002 to approximately $1.4 million for the year ended December 31, 2003. This decrease is primarily attributable to fewer Digital Jukeboxes held by the Company as capital assets as these assets were sold to third parties.

(h)   Restructuring Costs

        During the first quarter of the year ended December 31, 2002, the company completed the second and final phase of the restructuring of its operations (which began in the last quarter of 2001). Included in the restructuring costs are $183,000 of severance costs plus $80,000 for the closing of an office.    No restructuring costs were incurred during fiscal year ended December 31, 2003.

(i)    Disclosure of Critical Accounting Policies

Allowance for Doubtful Accounts — Methodology

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

Warranty Provision — Methodology

        The Company provides warranties on all jukeboxes sold or leased for a period of 2 to 5 years. Estimated costs for warranties are provided based upon management's best estimate. The adequacy of the warranty provision is reviewed regularly in light of the Company's past experience and expectation of costs to be incurred and adjusted accordingly.

Revenue Recognition

        Jukebox sales are recognized when the jukebox is shipped to the customers. The Company further provides for the estimated cost of product warranties as described above. Shipping and handling costs are included in the cost of jukebox revenues and direct operating costs. Revenues generated from music service contracts and operating leases are recognized as the services are performed.

Research and Development Investment Tax Credit

        The Company recognizes the benefit of Canadian Research and Development Investment Tax Credits as a reduction of expenses when there is reasonable assurance that the claim will be recovered.

(j)    Seasonality

        The Company has experienced lower sales volume during the summer vacation period of June, July and August as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and may have material adverse effects on its financial condition.

(k)   Liquidity and Capital Resources

        The Company's funding has come principally from a group of two investors: Societe Innovatech du Grand Montreal and Caisse de Depot et Placement du Quebec ("CDPQ") (formerly CDP Capital Technologies and CDP Capital Communications). To date, they have collectively invested approximately $43 million in the Company, which has provided the Company with sufficient capital resources to finance its start-up activities and to commence commercial operations. Financing arrangements with the National Bank of Canada are another significant source of funding for the Company's operations.

        In January 1999, TouchTunes Digital entered into the following loan facilities with the National Bank of Canada to finance the Company's equipment acquisitions, leasehold improvements, and research and development expenditures: (1) a small business loan under the Small Business Loans Program sponsored by the Government of Canada; (2) a general term loan; and (3) a term loan under the Loan Program for Technology Firms sponsored by the Canada Economic Development (the "CED Term Loan"). In August 2001, the Company repaid in full the total amount owed under the small business loan and the general term loan. The CED Term Loan was repaid in February 2004.

        In April 1999, TouchTunes Digital entered into a jukebox term loan facility (the "Jukebox Term Loan") providing for loans aggregating approximately $10.4 million with the National Bank of Canada to finance the cost of manufacturing the Digital Jukeboxes. The Jukebox Term Loan was repaid in full in March 2004.

        In May 2001, TouchTunes Digital obtained an operating line of credit (the "Line of Credit") from the National Bank of Canada in the amount of $500,000 bearing interest at the National Bank of Canada's U.S. prime rate plus 1.25%, which was subsequently increased in September 2001 to $1 million and in May 2003 to $2 million.

        On October 21, 2004, the Company accepted an offer letter from the bank providing for an increase in the Line of Credit from $2,000,000 to $4,000,000.

        In January 2004, TouchTunes Digital entered into the Music Advance Term Loan with the National Bank of Canada for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the U.S. base rate of the Bank plus 3%, representing a rate of 8.75% as at December 31, 2004. The Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $2,400,000. The Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one to five years.

        The Music Advance Term Loan is secured by a lien on the past, present and future assets of TouchTunes Digital and the Company and a guarantee from the Company for the entire amount due under each of these financing arrangements.

        The Company also has available a new term loan facility ("Revolving Credit Term Loan") in an amount of up to an aggregate of $2,000,000. The Revolving Credit Term Loan was entered into in December 2004 for purposes of financing certain of the Company's products sold to its customers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Revolving Credit Term Loan bears interest at the US base rate of the Bank plus 4.5%, representing a rate of 10.25% as at December 31, 2004. The Revolving Credit Term Loan is also collateralized by a certificate of guarantee issued by

Export Development Canada covering 50% of the net loss risk and a second charge on moveable property in the amount of $2,400,000. At December 31, 2004 the Company had not drawn any funds on this loan.

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

        On June 10, 2003, the Company completed a capital restructuring providing for the conversion of the Unsecured Loan Facility and the Debentures and accrued dividends and accretion on Series B Preferred Stock into a new series of preferred stock.

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

        In addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the Company's accumulated deficit as of June 30, 2003, by a corresponding decrease of the additional paid-in capital.

        The agreements as amended between the Company and the National Bank of Canada governing the Music Advance Term Loan, the Revolving Credit Term Loan and the Line of Credit, contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. As at December 31, 2004, the Company satisfied all of its financial covenants.

        The Company has contractual obligations totaling approximately $2,768,000. These relate to payments due under the Company's long-term debt obligations described above, notes payable and operating leases. The operating leases are primarily related to office space.

	Payments due by period
Contractual Obligations	Total	Less than 1 year(1)	More than 1 year(2)
Long-Term Debt(3)	1,193,921	849,228	344,693
Notes Payable	482,714	482,714	—
Operating Leases	1,091,574	396,358	695,216

Total Contractual Cash Obligations	2,768,209	1,728,300	1,039,909

(1)
Refers to "less than 1 year" from January 1, 2005.

(2)
Refers to "more than 1 year" from January 1, 2005.

(3)
The long-term debt refers to the Company's obligations under the Music Advance Term Loan.

        The Company's capital requirements may vary based upon the success of its Digital Jukeboxes, competitive developments, or if its anticipated cash flow from operations is less than expected and its development plans or projections change or prove to be inaccurate. If any of the Company's material assumptions prove to be wrong, or if management has failed to account for material contingencies, the Company may not be able to satisfy these capital requirements.

ITEM 7a    Quantitative and Qualitative Disclosures About Market Risk and Supplementary Data

Currency Rate Risk Management

        Market risks relating to our operations result primarily from changes in foreign currency exchange rates. As part of our overall risk management program, we evaluate and manage our exposure to changes in currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will be used in the future, within guidelines approved or to be approved by the Board of Directors for counterpart exposure, limits and hedging practices, in order to manage our currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.

Currency Rate Risk

        We incur certain operating and manufacturing costs in Canada and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and US dollars. We also enter into forward foreign exchange contracts. The Company has not designated its forward foreign exchange contracts as a hedge and accordingly records the derivatives at their fair value on the consolidated balance sheet with the corresponding gains or losses included with foreign exchange loss in the consolidated statement of operations. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. As at December 31, 2004 the Company had contracts to sell US $5 million in exchange for CDN dollars over a period to June 1, 2005 at a weighted average exchange rate of CDN $1.1734. The Company has recorded a foreign currency loss of approximately $100,000 in respect of these contracts in its financial results for 2004. During the year ended December 31, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from contracts amounted to $68,000. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The Company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

ITEM 8.    Financial Statements and Supplementary Data

        The following documents are filed as part of this annual report, beginning on page F-1.

  •
  Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

  •
  Audited Consolidated Balance Sheets as of December 31, 2004 and 2003.

  •
  Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002.

  •
  Audited Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2004, 2003 and 2002..

  •
  Audited Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and 2002..

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

ITEM 9A    Control and Procedures

        Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (CFO") of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors and Officers

        Set forth below is certain information as of March 25, 2005 regarding the Company's current directors and executive officers. There are no family relationships among any of the directors and executive officers of the Company. Each director serves for a term of one year or until their successors are elected.

Name	Office	Age
John B. Perrachon	Chief Executive Officer, President and Director	50
Tony Mastronardi	Director	45
Guy Nathan	Executive Vice President, Technology and Director	61
William Meder	Chairman of the Board of Directors	62
Robert Jamieson	Director	59
James Grant	Director	67
Hubert Manseau	Director	58
Matthew Carson	Vice President, Finance and Chief Financial Officer	46
Laurie Hughes	Vice President, Business Affairs and Licensing	49
Dan McAllister	Vice President, Sales and Marketing	40
Chris Marcolefas	Vice President, Operations	37
Dominique Dion	Vice President, Research and Development	30

        JOHN PERRACHON, 50, was appointed President and Chief Executive Officer of the Company on June 10, 2002 and has served on the Board of Directors since June 10, 2002. Previously, Mr. Perrachon spent ten years, from 1986 to 1996, with BMG Entertainment, where he held a series of progressively responsible management roles. He was Senior Vice President, Operations and Chief Financial Officer for BMG Direct Marketing, Inc., a leading music club with approximately $0.8 billion annual sales and 3,000 employees. He was also President of BMG Direct, Ltd., BMG Direct's Canadian subsidiary.

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

        TONY MASTRONARDI, 45, has served as a director of the Company since December 1994. On February 8, 2001, Mr. Mastronardi was appointed Chairman of the Board of Directors and on March 15, 2002, Mr. Mastronardi was relieved of his position as Chairman of the Board of Directors and was appointed Vice-Chairman of the Board of Directors.

        From December 1994 to June 10, 2002 Mr. Mastronardi was Chief Executive Officer of the Company. Effective June 10, 2002 Mr. Mastronardi was named Executive Vice President, Business Development and Marketing of the Company. Mr. Mastronardi resigned from his position as an officer of the Company on June 7, 2004.

        Mr. Mastronardi has 16 years of diverse business experience, holding senior management positions in various industries. Mr. Mastronardi has had hands-on involvement in the Company's jukeboxes since its conception.

        GUY NATHAN, 61, has been a director of the Company since December 1994. On March 15, 2002, Mr. Nathan's employment as Senior Vice President with the Company was terminated. Mr. Nathan served as a consultant to the Company until December 31, 2002 when he was rehired as Executive Vice President Technology.

        Mr. Nathan is a recognized inventor, having patented over 100 intellectual property inventions since 1965. He has founded numerous research and development companies, specializing in a variety of highly innovative products, such as micro radars for military use, videodiscs using laser and CD technology, high efficiency DC motors, and interactive cable TV. He was directly involved in the creation of photovoltaic-powered television transmitters and repeaters and microwave links; created a photovoltaic-powered modular television set for communal and educational TV use in third world countries; acted as consultant for numerous African countries in matters of telecommunications, more particularly in setting-up radio and television networks by satellite; developed satellite dish antennas for direct television reception in KU band; and developed and patented an interactive cable TV system.

        WILLIAM MEDER, 62, was appointed Chairman of the Board on September 17, 2004. Mr. Meder has been since 2001 Chairman and Chief Executive Officer of Fleetmind Solutions Inc. and is a director of several other companies. From August 2002 until October 2004, Mr. Meder was a venture advisor to CDP Capital Technologies. From 2000 to 2001, Mr. Meder was the President of Dolphin Software Services Inc. and Vice President of Business Development for Terion. From 1994 to 2000, Mr. Meder was President of ORBCOMM Enterprises and Principal of ORBCOMM Canada Inc..

        JAMES GRANT, 67, was appointed to the Board on September 17, 2004. Mr. Grant has held the position of President and Chief Executive Officer of C.G. James and Associates since 1992.

        HUBERT MANSEAU, 58, previously served as a director of the Company from February 2001 to January 2004. Mr. Manseau was reappointed to the Board of Directors to fill the seat vacated by Sophie Forest in December 2004. Since 1997, Mr. Manseau has been the President and Chief Executive Officer of Societe Innovatech du Grand Montreal, a high-tech venture capital firm in Canada.

        ROBERT JAMIESON, 59, has served as a Director of the Company since June 1, 2004. Mr. Jamieson has served as Chairman and CEO of RCA Music Group, BMG North America since 2001 prior to which he served as President and CEO from 2000 to 2001. Prior to that, Mr. Jamieson held the position of Chairman and CEO of RCA Music Group from 1997 to 2000.

        MATTHEW CARSON, 46, is a Chartered Accountant and has served as the Company's Vice President Finance and Chief Financial Officer since June 2001. From November 1998 to May 2001, Mr. Carson was employed by MDP Worldwide Entertainment Inc., a film production and distribution company, where he held the position of Vice President, Finance, and Chief Financial Officer.

        From November 1997 to November 1998, Mr. Carson was Vice President, Business Development, for BHVR Communications Inc., a communications company, where his responsibilities included identifying and coordinating merger and acquisition opportunities. Prior to 1997, Mr. Carson worked with Ernst & Young LLP, where he was appointed to Partner of its Corporate Finance Group in 1993.

        LAURIE HUGHES, 49, is an attorney and was named Vice President, Business Affairs and Licensing of the Company in January 2004. Prior to that she was employed by ASCAP where she held the position of Assistant Vice President, Business Affairs from September 2003 to December 2003 and was Director of Business Affairs from September 1995 to August 2003.

        DAN MCALLISTER, 40, has served as Vice President, Coin-Operated Sales since March 15, 2002. Mr. McAllister had previously served as the Director of Sales for the Company since August of 1997. In this position he was responsible for developing and implementing a field sales and sales support team.

        Mr. McAllister received his BS from Babson College in Wellesley, Massachusetts.

        CHRIS MARCOLEFAS, 37, has served as the Company's Director of Finance from January 1998 to February 2001, Vice President, Business Development for the Company from March 2001 to March 2002 and consultant to the Company from April 2002 to June 2004. He currently holds the position of Vice President, Operations for the Company.

        DOMINIQUE DION, 30, has served as the Company's Vice President, Research and Development since June 2003. Mr. Dion had previously served as a research and development director for the Company from January 1998 to May 2003.

(b)   Section 16(a) Beneficial Ownership Reporting Compliance

        The reporting persons, James Grant, William Meder and Robert Jamieson did not file Form 3 upon becoming a reporting person of the Company. The Form 3's of these reporting persons will be filed in April 2005.

        The members of the Company's audit committee are William Meder and James Grant. Mr. Grant is "independent," as such term is defined in Rule 4200(A)(15) of the NASD listing standards. Both members of the audit committee qualify as an "audit committee financial expert," as such term is defined in Item 401(e)(2) of Regulation S-B under the Exchange Act.

        The Company has not yet adopted a code of ethics for its senior financial officers or principal executive officer. The Company originally expected that the proposed going private transaction would be completed by March 31, 2004, thereby relieving the Company of its reporting obligations as a public company before this annual report (the first with respect to which disclosure regarding the existence of a code of ethics is required of the Company) was due. Since that time the Company determined that it would not, in fact, complete the proposed going private transaction before this annual report was required to be filed, it has not had sufficient time to prepare, consider, and adopt a code of ethics. If the Company ultimately abandons the proposed going private transaction, it intends to adopt a suitable code of ethics as soon as possible thereafter.

ITEM 11.    Executive Compensation

(a)   Summary Compensation Table

        The Summary Compensation Table below shows, for the years 2002 through 2004 (except as otherwise noted), the compensation paid or awarded to Mr. Perrachon, President and Chief Executive Officer, the four other executive officers of the Company who were employed by the Company as of December 31, and whose total annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000 (collectively, the

"Named Executives") and the two highest paid employees who were not executives whose annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Long-Term Compensation Awards Securities Underlying Options/SARs (# of shares)	All Other Compensation ($)**
John B. Perrachon President and Chief Executive Officer	2004 2003 2002	284,699 263,390 148,077	(1)	165,375 — —	— — 3,834,744	24,275 — —	(2)
Guy Nathan Executive Vice President, Technology	2004 2003 2002	197,406 CDN 164,346 CDN 57,233 CDN		91,192 CDN — 10,000 CDN	— — —	21,752 CDN 19,623 CDN 11,446 CDN
Matthew Carson Vice President, Finance and Chief Financial Officer	2004 2003 2002	184,345 CDN 187,059 CDN 173,355 CDN		72,389 CDN — 20,000 CDN	— — —	12,162 CDN 3,360 CDN 2,790 CDN
Dan McAllister Vice President, Coin-Operated Sales	2004 2003 2002	177,290 184,846 102,344		18,434 — 36,230	— —	18,872 6,000 6,000
Laurie Hughes Vice President, Business Affairs and Licensing	2004 2003 2002	155,770 — —		28,281 — —	— —	6,300 — —
Dan Clarton Regional Sales Manager	2004 2003 2002	251,630 207,803 118,835		— — —	— — —	13,123 11,332 12,303
James Kelly Regional Sales Manager	2004 2003 2002	180,637 134,599 116,454		— — —	— — —	16,280 12,650 13,721

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

(1)
Mr. Perrachon's employment with the Company began on June 10, 2002

(2)
Mr. Perrachon was issued 68,750 shares of Class A Common stock of the Company in lieu of a salary increase for 2003

Stock Options

        The following table summarizes certain information regarding outstanding options held by the Named Executives as of December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End
					Value of Unexercised In-the-Money Options/SARS at Fiscal Year End ($)(1)
Name	Shares Acquired on Exercise	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John B. Perrachon	—	—	3,195,620	639,124	*	*
Guy Nathan	—	—	87,750	12,250	*	*
Matthew Carson	—	—	131,250	43,750	*	*
Dan McAllister	—	—	120,800	3,750	*	*
Laurie Hugues	—	—	—	—	—	—

(1)
Value is calculated as the difference between the fair market value of a share of Common Stock on December 31, 2004 ($0.36 per share) and the exercise price of the options.

**
None of the unexercised options were in-the-money.

(b)   Compensation of Directors

        Executive officers of the Company who are directors or members of committees of the Board of Directors of the Company receive no compensation for serving in such positions. Other directors who are not employees of CDPQ or Innovatech Montreal receive attendance fees of $1,500 for each Board of Directors meeting attended in person, $750 for each committee meeting attended in person and $750 and $375 respectively for each Board or committee meeting attended by phone. The Chairman of the Board of Directors receives $2,000 per meeting attended in person and $1,000 per meeting attended by phone and chairmen of committees receive $1,000 per meeting attended in person and $500 per meeting attended by phone.

        Members of the Board of Directors also receive an hourly fee of $250 for work performed for the Company which is pre-approved by the Board of Directors or the Chief Executive Officer.

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

  Chris Marcolefas

        On June 14, 2004, the Company entered into an employment agreement with Mr. Marcolefas as the Company's Vice President, Operations.

        The employment agreement provides for a base salary of $135,000 CDN. Depending upon his performance and that of the Company, Mr. Marcolefas will be eligible for an annual bonus of up to 25% of his base salary. Mr. Marcolefas' employment is terminable at any time by either party upon three months prior written notice. In the event of termination by the Company without cause, the Company shall pay Mr. Marcolefas severance equal to 6 months of his base salary.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        The Executive Compensation plan table from Item 11 of this Annual Report is incorporated herein by reference. The following table sets forth information as of March 26, 2005 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company's voting securities of: (i) each of the Company's directors; (ii) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock or the Voting Preferred Stock (as defined below); (iii) each of the Named Executives; (iv) two highest paid employees who were not executives; and (v) all current directors, executive officers and two highest paid employees who are not executives of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

	Number of Shares Beneficially Owned Directly or Indirectly
Name and Address of Beneficial Owner	Common Stock		Voting Preferred Stock(1)	Total Number of Voting Securities		Percent of Class*
Current Directors
John B. Perrachon 45 Mayhew Larchmont, NY 10538-2740	3,583,932	(9)	—	3,583,932		8.9%
Tony Mastronardi 4973 Felix-McLearnan Pierrefonds, Quebec H8Y 3L2	10,197,194	(2)(3)(4)(13)	—	10,197,194		25.3%
Guy Nathan 80 Berlioz, Apt. 1106 Nun's Island, Quebec H3E 1N9	10,297,194	(2)(3)(5)(13)	—	10,297,194		25.6%
William Meder 438 Lakeshore Road Beaconsfield, Quebec H9W 4H9	50,000		—	50,000	(4)	—
Robert Jamieson 113 Meadow Wood Drive Greenwich, CT 06830	50,000		—	50,000	(4)	—
Hubert Manseau Innovatech du Grand Montréal 2020 University, Suite 1527 Montréal, Québec H3A 2A5	—		—	—		—
James Grant 2351 Ravine Gate Oakville, Ontario L6M-4R1	50,000		—	50,000	(4)	—

5% Beneficial Owners
Tonino Lattanzi 12 Rue Dubois Clamart 92140 France	10,539,898	(2)(3)(6)(13)			10,539,898	26.1%
Caisse de Depot et Placement du Quebec 1000, place Jean-Paul Riopelle Montreal, Quebec H2Z 2B3	—		18,124,663	(7)(13)	18,124,663	44.9%
Lothian Partners 27 SARL 2020 University Street Montreal, Quebec H3A 2A5	—		3,608,186	(8)(13)	3,608,186	8.9%
Techno Expres 36 rue du Marche Alfortville, 94140 France	10,001,920	(2)(13)	—		10,001,920	24.8%
Named Executives
Matthew Carson 105 Jasper Town of Mount Royal, Quebec H3P 1K1	175,000	(11)	—		175,000	**
Dan McAllister 702 Randolph Avenue Fort Washington, PA 19034	124,550	(12)	—		124,550	**
Two Highest Paid Non-Executives
Dan Clarton	66,320	(14)	—		66,320	**
James Kelly	41,660	(15)	—		41,660	**
All current directors, executive officers and two highest paid non executives as a group (14 persons)	14,458,686		—		14,458,686	34.9%

*
The Common Stock and Voting Preferred Stock vote together as a single class. Percentage amounts based on all outstanding Common Stock, Series A Preferred Stock, Series B Preferred Stock, and options to purchase Common Stock which are exercisable within 60 days of March 26, 2005.

**
Less than 1%.

(1)
Voting Preferred Stock includes both Series A Preferred Stock and Series B Preferred Stock ("Voting Preferred Stock"). The holders of each share of Voting Preferred Stock are entitled to one vote per share held.

(2)
Messrs. Mastronardi, Nathan, and Lattanzi each own 33% of the capital stock of Techno Expres, SA, a French corporation with offices at 36, rue du Marche, Alfortville 94140 France, which owns 10,001,920 shares of Common Stock, which represents approximately 67.5% of the total number of shares of Common Stock outstanding, and approximately 25% of the total number of the Company's outstanding voting securities. These 10,001,920 shares of Common Stock are subject to the Voting Trust and Limited Stockholders Agreement, dated June 10, 2003, discussed below in footnote 13 to this beneficial ownership table and in Item 13, "Certain Relationships and Related Transactions."

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

(4)
Includes options to purchase 50,000 shares of Common Stock that are exercisable within 60 days of March 26, 2005.

(5)
Includes options to purchase 100,000 shares of Common Stock that are exercisable within 60 days of March 26, 2005.

(6)
Mr. Lattanzi indirectly owns Neturba SRL, an Italian corporation with offices at via Bonafica 26 63040 Malitignano, Italy. Neturba SRL holds 14,666 shares of Common Stock.

(7)
Represents 9,235,774 shares of Series A Preferred Stock and 8,888,889 shares of Series B Preferred Stock held by Caisse de Depot et Placement du Quebec. The Series A Preferred Stock is convertible into 27,707,322 shares of Common Stock, at the option of the holder, within 60 days of March 26, 2005. The Series B Preferred Stock is convertible into 40,000,000 shares of Common Stock, within 60 days of March 26, 2005.

(8)
Represents 3,608,186 shares of Series A Preferred Stock held by Lothian Partners 27 SARL that are convertible into 10,824,558 shares of Common Stock, at the option of the holder, within 60 days of March 26, 2005.

(9)
Represents options to purchase 3,515,182 shares of Common Stock that are exercisable within 60 days of March 26, 2005 and 68,750 shares of Common Stock held directly by Mr. Perrachon.

(10)
Other than John B. Perrachon, Tony Mastronardi, and Guy Nathan, who are listed in the chart as Directors or 5% Beneficial Owners, respectively.

(11)
Includes options to purchase 175,000 shares of Common Stock that are exercisable within 60 days of March 26, 2005.

(12)
Includes options to purchase 124,550 shares of Common Stock that are exercisable within 60 days of March 26, 2005.

(13)
These shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock are subject to a Voting Trust and Limited Stockholders Agreement, dated June 10, 2003, among Techno Expres, Caisse de Depot et Placement du Quebec, Societe Innovatech du Grand Montreal and the Company. For more information regarding this Voting Trust and Limited Stockholders Agreement, see the discussion below in Item 12, "Certain Relationships and Related Transactions." The beneficial ownership interests noted in the chart above for Tony Mastronardi, Guy Nathan and Tonino Lattanzi, the three controlling stockholders of Techno Expres and Touchtunes Jukebox Inc. include all of the 10,001,920 and 195,274 shares of Common Stock held by these two companies respectively.

(14)
Includes options to purchase 66,320 shares of Common Stock that are exercisable within 60 days of March 26, 2005.

(15)
Includes options to purchase 41,660 shares of Common Stock that are exercisable within 60 days of March 26, 2005.

ITEM 13.    Certain Relationships and Related Transactions

  Transactions with 5% Beneficial Owners

        The Company entered into a new Voting Trust and Limited Stockholders Agreement, dated June 10, 2003 (which replaced the original agreement dated May 18, 2000) (the "Voting Agreement"), with Techno Expres, Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal (collectively, the "STOCKHOLDERS"). Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal (collectively the "INVESTORS") collectively hold 21,732,849 shares of the Voting Preferred Stock, which represent approximately 59.4% of the voting power of the Company's capital stock. Lothian Partners 27 SARL, as successor in interest to Societe Innovatech du Grand Montreal, has agreed to abide by the terms of the Voting Agreement.

        The voting rights and powers of the Stockholders under the Voting Agreement include, but are not limited to, the following:

  •
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

  •
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

  •
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

        Also, as described above, under Item 1(k), "TouchTunes Digital," and Item 6(k), "Liquidity and Capital Resources," the Company entered into investment transactions with Caisse de Depot et Placement du Quebec and Societe Innovatech du Grand Montreal. Note that based upon the number of shares of Common Stock outstanding as of March 26, 2005, upon the exchange (i) by Caisse de Depot et Placement du Quebec and Lothian Partners 27 SARL of their 12,843,960 shares of Series A Preferred Stock into 38,531,880 shares of Common Stock and (ii) by Caisse de Depot et Placement du Quebec of their 8,888,889 shares of Series B Preferred Stock into 40,000,000 shares of Common Stock, Caisse de Depot et Placement du Quebec and Lothian Partners 27 SARL, will collectively own approximately 84% of the outstanding shares of Common Stock.

  Transactions with the Company's Executives

        As described above in Item 11(c), "Employment Agreements," the Company has entered into employment agreements with the Named Executives.

        In December 2003, the Company issued 68,750 shares of Class A Common Stock to John Perrachon, the Company's President and Chief Executive Officer, in lieu of a salary increase for 2003.

ITEM 14.    Principal Accountant Fees and Services

        Ernst & Young, LLP billed the Company and its subsidiary approximately $212,000 (2003 — $195,125) for the following professional services: audit of the annual consolidated financial statements of the Company for the fiscal year ended December 31, 2004 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2004.

        Ernst & Young, LLP also billed the Company and its subsidiary approximately $90,000 (2003 — $106,833) for other services rendered during the year ended December 31, 2004.

ITEM 15.    Exhibits and Reports on Form 8-K

  (a)
  The exhibits listed on the Index of Exhibits of this annual report are filed herewith or incorporated herein by reference to other filings, as specified in the Exhibit Index.

  (b)
  On November 15, 2004, the Company filed a Form 8-K announcing the resignation of Sophie Forest from her position as a member of the Company's Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHTUNES MUSIC CORPORATION
/s/ JOHN B. PERRACHON Name: John B. Perrachon Title: President and Chief Executive Officer Dated: March 30, 2005

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each of the Directors and/or executive officers of TouchTunes Music Corporation (the "Registrant"), a Nevada corporation, hereby names, constitutes and appoints each of John Perrachon and Matthew Carson, with full power of substitution and resubstitution, such person's true and lawful attorney-in-fact and agent, each acting alone, to execute in such person's name, place and stead, in any and all capacities, the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission. Such persons hereby ratify and confirm all that each of said attorneys-in-fact and agents, or any substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on the 30th day of March 2005 on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ JOHN PERRACHON John Perrachon	President and Chief Executive Officer (principal executive officer)
/S/ MATTHEW CARSON Matthew Carson	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)
/S/ WILLIAM MEDER William Meder	Chairman of the Board
/S/ JAMES GRANT Jim Grant	Director
/S/ GUY NATHAN Guy Nathan	Director
/S/ TONY MASTRONARDI Tony Mastronardi	Director
/S/ ROBERT JAMIESON Robert Jamieson	Director
/S/ HUBERT MANSEAU Hubert Manseau	Director

CERTIFICATIONS

I, John Perrachon, certify that:

1.
I have reviewed this annual report on Form 10-K of TouchTunes Music Corporation;

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

Date: March 30, 2005

/s/ JOHN PERRACHON

John Perrachon
Chief Executive Officer, President and Director

        I, Matthew Carson, certify that:

1.
I have reviewed this annual report on Form 10-K of TouchTunes Music Corporation;

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

Date: March 30, 2005

/s/ MATTHEW CARSON

Matthew Carson
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2	Going Private Transaction Statement filed as an exhibit to 99.1 of the Company's Report on Form 13E-3 filed on February 12, 2004, which Exhibit is incorporated herein by reference.
3.1 (1)	Second Amended and Restated Articles of Incorporation. Reference is made to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which Exhibit is incorporated herein by reference.
3.1 (2)	Third Amended and Restated Articles of Incorporation, Reference is made to Exhibit 4.1 of the Company's Report Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
3.2 (1)	Bylaws. Reference is made to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, filed on June 19, 1997, which Exhibit is incorporated herein by reference.
3.2 (2)	Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the Company's Annual Report on Form 10-K (Amendment No. 1) for the fiscal year ending December 31, 2001, filed on April 16, 2002, which Exhibit is incorporated herein by reference.
4.1 (1)	Terms of Class A Voting Common Stock, included as part of Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which Exhibit is incorporated herein by reference.
4.1 (2)	Terms of Class A Voting Common Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
4.2 (1)	Terms of Series A Preferred Stock, included as part of Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which Exhibit is incorporated herein by reference.
4.2 (2)	Voting Trust and Limited Stockholders Agreement dated June 9, 2003, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference. Terms of Series A Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
4.3 (1)	Terms of Series B Preferred Stock, included as part Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which Exhibit is incorporated herein by reference.
4.3 (2)	Terms of Series B Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
4.4	Terms of Series C Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
9.1	Voting Trust and Limited Stockholders Agreement, dated May 18, 2000, among CDP Capital Communications, Sofinov and TouchTunes Digital Jukebox, Inc. Reference is made to Exhibit 3 of the Company's Form 8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.
10	Settlement agreement between the Company and ECast, Inc. dated April 23, 2004, which Exhibit is incorporated herein by reference.
10.1	Lease between TouchTunes Digital Jukebox, Inc. and Jesta Management Corp., dated March 1, 1998, for the premises located at 3 Commerce Place, 4th Floor, Nun's Island, Verdun, Quebec, Canada H3E 1E7. Reference is made to Exhibit 10.2 of the Registrant's Annual Report filed on April 2, 2001, which Exhibit is incorporated herein by reference.
10.2	Jukebox License Agreement with the American Society of Composers Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated March 11, 1997. Reference is made to Exhibit 10.18 of Company's Registration Statement on Form SB-2, File No. 333-7006, which Exhibit is incorporated herein by reference.
10.3	Subscription Agreement for the purchase of 100 Series A Preferred Shares of the Company by the selling Stockholders. Reference is made to Exhibit 6 of Company's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

10.4	Company's 2000 Long-Term Incentive Plan. Reference is made to Exhibit 4.3 of the Company's Form S-8 filing, filed on July 17, 2000, which Exhibit is incorporated herein by reference.
10.5	Subscription Agreement, dated May 18, 2000, among CDP Capital Communications, Sofinov and TouchTunes Digital Jukebox, Inc. Reference is made to Exhibit 1 of the Company's From 8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.
10.6	Registration Rights Agreement, dated May 18, 2000, among CDP Capital Communications, Sofinov and TouchTunes Digital Jukebox, Inc. Reference is made to Exhibit 2 of the Company's Form 8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.
10.7*	OEM Purchase and Development Agreement between TouchTunes Digital Jukebox, Inc. and Bose Corporation, dated June 2, 2000, and Amendment No. 1 between TouchTunes Digital Jukebox, Inc. and Bose Corporation, dated August 9, 2000. Reference is made to Exhibit 10.39 of the Company's Quarterly Report on Form 10-QSB, filed on August 14, 2000, which Exhibit is incorporated herein by reference.
10.8	Employment Agreement between TouchTunes Music Corporation and John Perrachon, dated June 10, 2002, which Exhibit is incorporated herein by reference.
10.9	Employment Agreement between TouchTunes Digital Jukebox Inc. and Matthew Carson, dated June 1, 2001, which Exhibit is incorporated herein by reference.
10.10	Employment Agreement between TouchTunes Digital Jukebox Inc. and Tony Mastronardi, dated February 27, 2003, which Exhibit is incorporated herein by reference.
10.11	Employment Agreement between TouchTunes Digital Jukebox Inc. and Guy Nathan, dated November 25, 2002, which Exhibit is incorporated herein by reference.
10.12	Employment Agreement between TouchTunes Music Corporation and Dan McAllister, dated May 24, 2002, which Exhibit is incorporated herein by reference.
10.13	Employment Agreement between TouchTunes Music Corporation and Laurie Hughes dated October 13, 2003, which Exhibit is incorporated herein by reference.
10.14	Employment Agreement between TouchTunes Digital Jukebox Inc. and Benoit Pomerleau, dated April 9, 2003, which Exhibit is incorporated herein by reference.
10.15	Employment Agreement between TouchTunes Digital Jukebox Inc. and Chris Marcolefas, dated June 11, 2004, which Exhibit is filed herewith.
21	Schedule of Subsidiaries, which Exhibit is filed herewith.
24	Power of Attorney, which is included as part of the signature page of this Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) CEO Certification
31.2	Rule 13a-14(a)/15d-14(a) CFO Certification
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Summary of International Patent Application for the Digital Jukebox. Reference is made to Exhibit B of Company's Form 10-K for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.
99.2	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Securities and Exchange Commission has granted.

CONSOLIDATED FINANCIAL STATEMENTS

TOUCHTUNES MUSIC CORPORATION

DECEMBER 31, 2004

TOUCHTUNES MUSIC CORPORATION

FINANCIAL STATEMENTS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TouchTunes Music Corporation

        We have audited the accompanying consolidated balance sheets of TouchTunes Music Corporation (the "Company") as at December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

Montreal, Canada,	ERNST & YOUNG, LLP
March 4, 2005	Chartered Accountants

CONSOLIDATED BALANCE SHEETS

As at December 31
(In U.S. dollars)

	2004	2003
ASSETS (notes 5, 7 and 10)
Current
Cash and cash equivalents	$780,897	$338,614
Trade accounts receivable, net of provision for doubtful accounts of $1,095,076 (2003 — $968,321) (note 2)	6,597,194	6,640,992
Other receivables	415,656	454,192
Inventory	4,284,416	2,671,917
Prepaid expenses and deposits	1,166,821	1,392,572
Current portion of discounted receivable (note 21)	125,546	—
Current portion of investment in sales-type leases (note 3)	619,806	1,121,219

Total current assets	$13,990,336	$12,619,506

Investment in sales-type leases (note 3)	$—	$834,941
Property, plant and equipment, net (note 5)	2,021,679	2,040,302
Discounted receivable (note 21)	1,749,784	—
Intangibles (note 6)	221,669	438,557
Other assets	579,417	821,970

	$18,562,885	$16,755,276

Approved:
/S/ JOHN PERRACHON	/S/ WILLIAM MEDER
Director	Director

	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 7)	$—	$1,900,000
Accounts payable and accrued liabilities (note 8)	6,236,795	5,454,544
Income taxes payable (note 13)	200,000	—
Current portion of long-term debt (note 10)	849,228	777,636
Notes payable (note 11)	482,714	652,535
Total current liabilities	7,768,737	8,784,715

Long-term debt (note 10)	344,693	—

	$8,113,430	$8,784,715

Stockholders' equity
Series A preferred stock (note 15)	$12,844	$12,844
Series B preferred stock (note 15)	8,889	8,889
Series C preferred stock (note 15)	25,000	25,000
Class A common stock (note 15)	14,828	14,828
Additional paid-in capital	9,306,910	8,420,910
Retained earnings (accumulated deficit) (note 14) Net of elimination totaling $82,667,696	1,080,984	(511,910)

	10,449,455	7,970,561

	$18,562,885	$16,755,276

Commitments (note 19)

Approved:
/S/ JOHN PERRACHON	/S/ WILLIAM MEDER
Director	Director

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31
(In U.S. dollars)

	2004	2003	2002
Revenues and Other Income
Jukebox sales revenues	$18,693,445	$14,956,772	$12,100,279
Music service revenues	16,607,211	11,394,952	7,690,082
Jukebox leasing & financing revenues	1,224,778	1,607,985	3,574,014
Gain (loss) on disposal of assets and investment in sales-type leases	(10,995)	225,690	394,087
Other income (note 21)	2,431,502	—	—

	38,945,941	28,185,398	23,758,462

Expenses
Cost of jukebox sales revenues and direct operating costs	16,561,406	12,275,827	9,869,802
Cost of music service revenues and direct operating costs	4,597,545	4,177,663	3,257,620
Research and development	3,916,503	3,044,417	2,346,952
Investment tax credits (note 12)	(155,395)	(362,300)	(525,000)
General and administrative (note 21)	5,811,628	5,332,161	4,598,313
Sales and marketing	3,206,787	3,055,909	2,306,453
Financial expenses	408,421	768,239	1,239,822
Depreciation of property, plant and equipment	1,303,915	1,131,667	1,376,083
Amortization of intangibles	362,212	269,315	202,023
Foreign exchange losses	254,025	182,229	2,844
Restructuring costs (note22)	—	—	262,808

	36,267,047	29,875,127	24,937,720

Income (loss) and comprehensive income (loss) before income taxes	2,678,894	(1,689,729)	(1,179,258)
Income taxes (note 13)	1,086,000	—	—

Net income (loss) and comprehensive income (loss)	1,592,894	(1,689,729)	(1,179,258)

Dividends and accretion of mandatory redeemable Series B preferred stock (note 14)	—	1,049,490	4,058,598
Beneficial conversion on Series A and B stock (note 14)	—	39,265,940	—

Net income (loss) attributable to common stockholders and holders of common stock equivalents	$1,592,894	$(42,005,159)	$(5,237,856)

Per common stock and common stock equivalents Basic and diluted net income (loss) per share	$0.02	$(0.73)	$(0.36)
Weighted average number of common stock and common stock equivalents	93,359,274	57,299,610	14,729,477

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31
(In U.S. dollars)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A Common Stock
									Additional paid-in capital	Retained earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2001	12,843,960	$12,844	—	$—	—	$—	14,658,644	$14,659	$20,763,446	$(41,044,679)	$(20,253,730)

Net loss 2002										(1,179,258)	(1,179,258)

Accretion on Series B preferred stock (note 14)									(4,058,598)	—	(4,058,598)
Other (note 14)	—	—	—	—	—	—	100,000	100	100,700		100,800

Balance, December 31, 2002	12,843,960	$12,844	—	$—			14,758,644	$14,759	$16,805,548	$(42,223,937)	$(25,390,786)

Net loss 2003										(1,689,729)	(1,689,729)

Accretion on Series B preferred stock (note 14)									(1,049,490)	—	(1,049,490)
Other (note 14)	—	—	8,888,889	8,889	25,000,000	25,000	68,750	69	13,681	—	47,639
Beneficial conversion on Series A & B (note 14)									39,265,940	(39,265,940)	—
Elimination of deficit against paid-in capital on quasi-reorganization (note 14)									(82,667,696)	82,667,696	—
Other (note 14)	—	—	—	—			—	—	36,052,927	—	36,052,927

Balance, December 31, 2003	12,843,960	$12,844	8,888,889	$8,889	25,000,000	$25,000	14,827,394	$14,828	$8,420,910	$(511,910)	$7,970,561

Net income 2004	—	—	—	—	—	—	—	—	—	1,592,894	1,592,894

Research and development tax credits (note 12)	—	—	—	—	—	—	—	—	62,400	—	62,400

Income taxes (note 13)	—	—	—	—	—	—	—	—	823,600	—	823,600

Balance, December 31, 2004	12,843,960	$12,844	8,888,889	$8,889	25,000,000	$25,000	14,827,394	$14,828	$9,306,910	$1,080,984	$10,449,455

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31
(In U.S. dollars)

	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss)	$1,592,894	$(1,689,729)	$(1,179,258)
Adjustments to reconcile net loss to net cash from operating activities:
Income tax	1,086,000	—	—
Non-cash portion of cost of jukebox revenues and direct operating costs	142,940	142,940	26,800
Unpaid interest charge on unsecured loan and convertible debentures from principal stockholders	—	254,203	679,169
Depreciation and amortization	1,666,127	1,400,982	1,578,106
Derivative losses	100,000	—	—
Gain on disposal of assets	11,050	(169,791)	(146,060)
Non-cash portion of jukebox financing revenues	5,992	(74,867)	—
Gain on disposition of sales-type leases	—	(55,900)	(248,027)
Non-cash share issuance expenses	—	13,750	—
Changes in operating assets and liabilities:
Accounts and other receivables	82,334	(1,671,055)	(542,723)
Discounted receivables	(1,875,330)	—	—
Prepaid expenses and deposits	225,751	(423,661)	(582,582)
Inventory	(1,612,499)	(10,326)	45,116
Other assets	99,613	(95,175)	(185,296)
Accounts payable and accrued liabilities	682,251	228,522	(1,325,524)
Income tax payable	—	—	—
Proceeds from disposal of sales-type leases	71,283	1,245,216	828,027
Investment in sales-type leases	1,259,079	1,188,628	1,767,846

Net cash provided by operating activities	3,537,485	283,737	715,594

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	4,132	415,652	662,223
Addition to intangibles	(145,324)	(151,963)	(74,823)
Purchase of property, plant and equipment	(1,300,474)	(960,840)	(171,038)

Net cash used in investing activities	(1,441,666)	(697,151)	416,362

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(1,900,000)	900,000	—
Repayment of other liabilities	—	—	(70,748)
Repayment of capital lease obligations	—	(46,183)	(114,219)
Proceeds from long-term debt	2,000,000	—	2,800,000
Repayment of long-term debt	(1,583,715)	(1,992,418)	(2,606,527)
Proceeds from notes payable	1,927,724	707,070	—
Repayment of notes payable	(2,097,545)	(54,535)	—
Share issue costs	—	(220,000)	—

Net cash used in financing activities	(1,653,536)	(706,066)	8,506

Net change in cash and cash equivalents	442,283	(1,119,480)	1,140,462
Cash and cash equivalents, beginning of year	338,614	1,458,094	317,632

Cash and cash equivalents, end of year	$780,897	$338,614	$1,458,094

NON-CASH INVESTING AND FINANCING ACTIVITES THE FOLLOWING WERE CONVERTED INTO SERIES C PREFERRED STOCK:
Unsecured loans from principal stockholders	$—	$5,325,153	$—
Dividends and accretion on Series B preferred stocks	$—	$11,145,759	$—
Supplementary Information
Interest paid	$467,083	$509,293	$508,565

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004
(In U.S. dollars)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary TouchTunes Digital Jukebox, Inc. ("TouchTunes Digital"). All inter-company balances and transactions have been eliminated on consolidation.

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

Property, plant and equipment

Jukeboxes are acquired and assembled by the Company for sale or leasing to its customers. Jukeboxes and Tune Centrals acquired for leasing under operating leases and Jukeboxes test units are depreciated on a straight-line basis over an estimated economic life of five years for Jukeboxes and two years for Tune Centrals, commencing with commercial operation of the jukeboxes. Other property, plant and equipment, including items financed through capital leases, are recorded at cost.

Depreciation is provided on the following basis:

Furniture and equipment	20% declining balance
Vehicles	20% declining balance
Computer software and equipment	30% declining balance and straight-line over 5 years
Jukeboxes for promotion and testing	Straight-line over 5 years
Leasehold improvements	Term of lease
Digitized music library	Straight-line over 5 years
PC sound card rights	Straight-line over 5 years
Computer operating system	Straight-line over 5 years

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

Advertising costs

The Company expenses the costs of advertising as incurred. Advertising expense for the year was approximately $554,000 (2003 — $579,000, 2002 — $371,000).

Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. There were no restricted balances at December 31, 2004 and 2003.

Intangibles

Patents

Patents consist primarily of processes and systems related to the operation of a digital jukebox and the interactive program for download distribution.

The patents and the related intellectual property are amortized on a straight-line basis over their estimated economic life of 5 years. The Company is in the process of having these patents registered in various countries. Costs of registering the patents, consisting primarily of legal fees, are capitalized as part of the cost of the patents. In 2004, legal costs of approximately $145,000 (2003 — $152,000, 2002 — $74,000) were capitalized.

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

Sales of lease receivables

Transfer of finance receivables are recognized as sales when the Company is deemed to have surrendered control over these assets and consideration other than beneficial interests in the transferred assets was received. When the transfer is considered a sale, the Company derecognizes all assets sold, recognized at fair value of significant assets received and the liabilities incurred and records the gain or loss on the sale in other income. Such gain or loss depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair values at the date of transfer. Quotes are generally not available for retained interests the Company generally estimates fair values based on the present value of future expected cash flows using Management's best estimates for rate prepayment and discount rates commensurate with the risks involved.

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

Options that have been modified, including those that have been repriced, are accounted for using variable accounting.

Derivative financial instruments

The Company periodically enters into financial instruments with major financial institutions to manage foreign exchange risk related to future cash flows. The Company does not enter into derivatives for speculative purposes. The Company has not designated its derivatives as a hedge and accordingly records the derivatives at their fair value on the consolidated balance sheet with the corresponding gains or losses included with foreign exchange losses in the consolidated statement of operations.

Business segments

As at December 31, 2004, the Company is managed as one business segment and, as such, the Company has determined that it does not have separately reportable operating segments.

The Company maintains offices in both the U.S. and Canada. For the period ended December 31, 2004, all of the Company's revenue was earned in the U.S. and $936,235 of the Company's assets were held in Canada, with the balance held in the U.S.

ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123ZR"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and which supersedes APB 25. SFAS 123R requires the determination of the fair value of all share-based payments to employees, including grants of employee stock options, and the recognition of the related expense over the period in which the service is received. SFAS 123R is effective for the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R allows the use of both closed form models (e.g. Black-Scholes Model) and open form models (e.g. lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. The transition methods include modified prospective and modified retroactive adoption options. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with Statement 123 except that the fair value compensation cost must be recognized in the statement of operations. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. Additionally, SFAS 123R requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. The Company is evaluating the impact of SFAS 123R. The Company has not yet determined the method of adoption, the model that the Company will use or the effect of adopting SFAS 123R.

Risks and uncertainties

The Company currently buys all of its digital jukeboxes from an exclusive supplier and components from a limited group of supplies. Management believes that other suppliers could provide similar products on comparable terms, however, a change in suppliers could cause a delay in manufacturing and a possible loss of revenues, which could affect operating results.

The Company has obtained rights to play music owned by record label companies and publishing companies. Should the Company be unable to renew its existing agreement or obtain new its existing agreements or obtain new agreements, it would have significant impact on the Company's operating results.

Comparative figures

Certain figures in the 2003 financial statements have been reclassified to conform with the presentation used in 2004.

2.     TRADE ACCOUNTS RECEIVABLE

The change in the provision for doubtful accounts as recorded in the Company's balance sheet was as follows:

	2004 $	2003 $	2002 $
Balance, beginning of year	968,321	1,312,144	1,162,625
Charged to general and administrative expenses	536,595	629,578	890,859
Write off of amounts previously provided for	(409,840)	(973,401)	(741,340)

Balance, end of year	1,095,076	968,321	1,312,144

3.     INVESTMENT IN SALES-TYPE LEASES

Total minimum lease payments to be received under the sales-type leases are as follows:

	2004 $	2003 $
Gross lease payments to be received	646,625	2,152,320
Less: Unearned interest income at 25%	26,819	196,160

Investment in sales-type leases	619,806	1,956,160
Less: Current portion	619,806	1,121,219

	—	834,941

During 2003 the Company sold $1,189,315 (2002 — $580,000) of sales type leases for gross proceeds of $ 1,245,216 (2002 — $828,027) to a third party and recorded a gain of $55,900 (2002 — $248,027). The Company did not retain any material interest and involvement in the receivable transferred.

4.     JUKEBOXES UNDER OPERATING LEASES

Total minimum lease payments receivable under jukebox operating leases are as follows:

$
2005	214,935
2006	150,834

365,769

5.     PROPERTY, PLANT AND EQUIPMENT

	Cost $	Accumulated depreciation $	Net $
2004
Jukeboxes and Tune Centrals for leasing	3,144,897	2,311,960	832,937
Computer equipment	2,525,186	2,198,890	326,296
Computer software	647,131	451,498	195,633
Leasehold improvements	115,421	65,135	50,286
Jukeboxes for promotion and testing	594,025	469,459	124,566
Digitized music library	1,269,741	1,003,283	266,458
PC sound card rights	328,314	328,314	—
Furniture and equipment	412,747	261,417	151,330
Computer operating system	360,000	360,000	—
Vehicles	76,401	2,228	74,173

	9,473,863	7,452,184	2,021,679

2003
Jukeboxes and Tune Centrals for leasing	2,360,546	1,622,457	738,089
Computer equipment	1,353,972	1,057,702	296,270
Computer software	529,872	397,235	132,637
Leasehold improvements	101,597	50,284	51,313
Jukeboxes for promotion and testing	508,145	417,425	90,720
Digitized music library	1,161,027	760,986	400,041
PC sound card rights	326,638	326,638	—
Furniture and equipment	369,690	223,984	145,706
Computer operating system	360,000	360,000	—
Computer equipment under capital lease	1,057,301	982,449	74,852
Vehicles	225,293	114,619	110,674

	8,354,081	6,313,779	2,040,302

6.     INTANGIBLES

	Cost $	Accumulated depreciation $	Net $
2004
Patents	2,204,068	1,982,399	221,669

2003
Patents	2,058,743	1,620,186	438,557

7.     BANK INDEBTEDNESS

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") in the amount of $4 million (December 31, 2003 — $2 million). The collateralization provided to the Bank by the Company on the Line of Credit and the loans described in note 10 is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the Bank plus 1.50%, representing a rate of 7.25% as at December 31, 2004 (December 31, 2003 — 5.75%) and is renewable on April 30, 2005. The Line of Credit is also collateralized by a charge on moveable property in the amount of $5,160,000 and by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk.

8.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities in the Company's Balance Sheet are the following amounts:

	2004 $	2003 $
Salary related accruals	981,253	383,542
Accrued royalties	1,343,420	1,282,388
Accrual for warranties	802,489	696,784

	3,127,162	2,362,714

9.     WARRANTY PROVISION

The change in the warranty provision recorded in accounts payable and accrued liabilities was as follows:

	2004 $	2003 $	2002 $
Balance, beginning of year	696,784	450,000	618,580
Charged to cost of jukeboxes	707,775	438,525	173,297
Use of provision	(602,070)	(191,741)	(341,877)

Balance, end of year	802,489	696,784	450,000

10.   LONG-TERM DEBT

Long-term debt consists of the following:

	Maturity	2004 $	2003 $
CED Term Loan	2004	—	21,494
Jukebox Term Loan	2004	—	756,142
Music Advance Term Loan	2006	1,193,921	—

		1,193,921	777,636
Less: Current portion		849,228	777,636

		344,693	—

Long-term debt as at December 31, 2004 consists of a music advance term loan facility ("Music Advance Term Loan") with a major Canadian chartered bank.

The Music Advance Term Loan represents, in the aggregate, $2,000,000 and was entered into in January 2004 for purposes of financing the recoupable advances made to certain music providers. The security provided to the bank by the Company was in the form of charges on past, present and future assets of the Company. The Music Advance Term loan bears interest at the U.S. base rate of the Bank plus 2%, representing a rate of 7.75% as at December 31, 2004. The Music Advance Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $2,400,000. The Music Advance Loan is repayable over the term of the respective music agreements financed, ranging from one to five years.

The Company also has available a new term loan facility ("Revolving Credit Term Loan") in an amount of up to an aggregate of $4,000,000. The Revolving Credit Term Loan was entered into in December 2004 for purposes of financing certain of the Company's products sold to its customers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Revolving Credit Term Loan bears interest at the US base rate of the Bank plus 4.5%, representing a rate of 10.25% as at December 31, 2004. The Revolving Credit Term Loan is also collateralized by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk and a second charge on moveable property in the amount of $2,400,000. At December 31, 2004 the Company had not drawn any funds on this loan.

The agreements between the Company and the Bank governing the Music Advance Loan and the Line of Credit described in note 7 contain financial covenants, including requirements that the Company maintain a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio as defined therein. As at December 31, 2004, the Company satisfied the terms of these covenants.

The principal repayments of the long-term debt are as follows:

$
2005	849,228
2006	344,693

1,193,921

11.   NOTES PAYABLE

In October 2003, the Company entered into a loan facility with a lender under which the Company could borrow up to a maximum of $1.5 million for purposes of financing the sale of one of the Company's products, Tune Central. The security provided to the lender is a first ranking security in the Tune Centrals financed by the lender. The loan bears interest at the rate of 9.50% and must be repaid over a period of twelve months.

12.   RESEARCH AND DEVELOPMENT INVESTMENT TAX CREDITS

The Company is eligible to claim Canadian federal and provincial Investment Tax Credits ("ITC") for certain eligible research and development expenditures. The Company records ITC's based on management's best estimates of the amount to be recovered and are subject to audit by the taxation authorities. The Company has recorded refundable ITC's of $155,395 as a reduction of Research and Development Expenditures for the year-ended December 31, 2004 ($362,300 for the year-ended December 31, 2003). The benefit of $62,400 of non-refundable Canadian federal ITC's incurred in years before the quasi-reorganization have been recognized in the year and have been credited directly to additional paid in capital.

The Company has available non-refundable Canadian federal ITC's which may be utilized to reduce Canadian federal income taxes payable and which expire as follows:

$
2011	219,288
2012	260,712
2013	264,186
2014	182,932

927,118

The benefit of these non-refundable Canadian federal ITC's have not been recognized in the financial statements.

13.   INCOME TAXES

The provision for income taxes includes the following components:

	December 31
	2004	2003	2002
Current
U.S.	$200,000	—	—
Canada	$62,400	—	—

Total Current	$262,400	—	—

Future
U.S.	$1,100,106	—	—
Canada	$(276,506)	—	—

Total Future	$823,600	—	—

Total Provision	$1,086,000	—	—

The income tax expense reported, which includes foreign taxes, differs from the amount of the tax expense computed by applying U.S. Federal and applicable State statutory rates as follows;

	2004	2003	2002
	%	%	%
U.S. Federal and State rate (recovery)	37.91	(37.91)	(37.79)
Increase(decrease) in tax expense (taxes recoverable)	—	—	—
Effect of Foreign Jurisdiction	(0.81)	1.46	0.44
Non-deductible expenses and non taxable amounts	(1.10)	(3.88)	(0.18)
Unrecognized tax benefit of operating losses and other available deductions	—	40.33	37.53
Alternative minimum tax	5.00	—	—
Other	(0.45)	—	—

	40.55	—	—

Significant components of the Company's future tax assets and liabilities are as follows:

	2004		2003
	Non-U.S. $	U.S $	Non-U.S. $	U.S. $
Long Term Future Tax Assets
Net operating losses	—	10,192,983	—	10,938,295
Excess of tax value of property, plant and equipment over accounting value	—	154,360	—	—
Capitalized start-up costs	—	—	—	438,436
Accruals and reserves	—	975,460	—	721,947
Research and development	772,810	—	333,710	—
Inter-company interest and other	—	1,131,820	—	1,021,741
Unrealized Foreign Exchange Net Capital Losses	—	349,860	—	1,458,457
Alternative Minimum Tax Credit	—	130,000	—	—
Tax benefits of litigation settlement in excess of amount recorded for accounting	—	468,520	—	—

Total Long Term Future Tax Assets	772,810	13,403,003	333,710	14,578,876

Long Term Future Tax Liabilities
Excess of accounting value of property, plant and equipment over tax value	131,295	—	160,113	75,767
Investment tax credits	13,794	—	129,487	—
Unrealized Foreign Exchange Capital Gains	25,760	—	44,110	—

Total Long Term Future Tax Liabilities	170,849	—	333,710	75,767

Net Long Term Future Tax Assets (Liabilities)
Long Term Future Tax Assets	772,810	13,403,003	333,710	14,578,876
Long Term Future Tax Liabilities	170,849	—	333,710	75,767

	601,961	13,403,003	—	14,503,109
Valuation allowance	(601,961)	(13,403,003)	—	(14,503,109)

Net Long Term Future Tax Assets (Liabilities)	—	—	—	—

Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $498,145 [2003 — $435,942, 2002 — $683,330] for the year.

The Company has approximately $3,343,000 of research and development expenditures for Canadian Federal tax purposes and $374,000 for Québec purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The Company has net operating loss carry forwards of approximately $29,979,000 for U.S. federal income tax purposes. On May 18, 2000, the Company issued shares, which resulted in an ownership change for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's use of its net operating losses which were incurred prior to and including the date of the ownership change will be subject to an annual limitation for subsequent taxation years.

The net operating losses expire as follows:

$
2019	10,304,000
2020	8,511,000
2021	8,809,000
2022	547,000
2023	1,808,000

29,979,000

Finally, due to the quasi-reorganization on June 30, 2003, certain of future tax benefits resulting from the use of loss carry forwards and Investment Tax Credits, if any, will be credited directly to additional paid-in capital in stockholders' equity instead of to the statement of operations.

During 2004, the Company recorded income tax expense of $1,086,000. Of this amount, a recovery of income taxes of $823,600 has been credited directly to additional paid-in capital in stockholders' equity as a result of the Company's use of previously unrecorded loss carry forwards.

14.   CAPITAL RESTRUCTURING

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

  •
  Net loss attributable to common stockholders for the year ended December 31, 2003 was increased by $39,265,940 with a corresponding increase to additional paid-in capital representing the effect of the beneficial conversion of the Series A preferred stock and Series B preferred stock;

  •
  As provided for in the Conversion Agreement, no interest on the Unsecured Loan Facility and no dividends and accretion on the Series B preferred stock were recorded subsequent to March 31, 2003;

  •
  The Series B preferred stock are now presented as part of shareholders' equity because of the elimination of the rights of holders to demand redemption and to receive a cumulative and preferred dividend. These shares are presented at their par value, which increased the additional paid-in capital, by $19,991,111.

Finally, in addition to the above capital restructuring, the Company's Board of Directors voted to eliminate the accumulated deficit as of June 30, 2003 by a corresponding decrease of the additional paid-in capital, in accordance with the quasi-reorganization rules. As a result of the quasi-reorganization, the Company reviewed the fair values of its assets and liabilities and determined that no adjustments were required to the recorded amounts.

Included in share issue costs of $220,000 for 2003 charged to additional paid-in capital were legal fees totaling $30,000 paid to legal counsel for CDP Capital Communications and CDP Capital Technologies

15.   CAPITAL STOCK

Authorized

As at December 31, 2004, the authorized capital stock is as follows:

100,000,000 Class A common stock, $0.001 par value, authorized. Each share of common stock has the right to one vote per share.

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

30,000,000 Series C preferred stock, $0.001 par value, authorized. Each share of Series C preferred stock is non-voting, has no dividend rights and has a liquidation preference over the Class A common stock, the Series A preferred stock and the Series B preferred stock.

Issued

	2004 $	2003 $
14,827,394 Class A common stock	14,828	14,828
12,843,960 Series A preferred stock	12,844	12,844
8,888,889 Series B preferred stock	8,889	8,889
25,000,000 Series C preferred stock	25,000	25,000

	61,561	61,561

Participation and Dividends

The holders of the Class A common stock, Series A preferred stock and Series B preferred stock are entitled to receive dividends or distributions declared by the Company, on an equal basis, without any distinction as to class, on an as-if-converted to Class A common stock.

No cash dividends were declared or paid by the Company to the stockholders for the past two years. The loan agreements described in notes 7 and 10 require lender approval before the payment of dividends.

Share Purchase Warrants

In April 2002, pursuant to an exemption from registration for private placement under Section 4 (2) of the Securities Act of 1933, as amended, the Company issued warrants to purchase 140,000 shares of Class A Common Stock at a price of $0.42 per share to a record label company. These warrants expired on January 4, 2005.

In June 2002, pursuant to an exemption from registration for private placement under Section 4 (2) of the Securities Act of 1933, as amended, the Company issued warrants to purchase 110,000 shares of Class A Common Stock at a price of $0.32 per share to a record label company. These warrants expired on December 31, 2004.

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

In June 2003, the Company completed a capital restructuring as described in note 14.

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

On April 19, 2000, September 12, 2000 and December 12, 2000, March 16, 2001 and May 10, 2001 and June 4, 2002, the Board of Directors granted stock options to purchase an aggregate of shares, 2,510,018 shares, 571,500 shares, 73,000 shares, 862,630 shares, 175,000 shares and 1,500,000 shares respectively, of Class A voting common stock, with vesting provisions ranging up to four years. In June 2003 additional stock options to purchase 2,334,744 Class A voting common stock were issued. Options granted under the Plan are exercisable for a period of ten years. On December 31, 2004, an aggregate of 1,970,256 shares of Class A voting common stock were reserved for additional future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001.

16.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Income (loss) per share is computed using the weighted average number of Class A Common Stock outstanding and common stock equivalents.

The impact of the conversion of 12,843,960 shares of the Company's Series A preferred stock, voting and participating into 38,531,880 Class A voting common stock, the 8,888,889 shares of the Company's Series B preferred stock, voting and participating into 40,000,000 voting common stock are being included in the weighted average common stock outstanding, using the as-if-converted method, to compute the basic and diluted net loss per share since June 10, 2003, the date of the capital restructuring (see note 14), because since that date they have characteristics similar to the Class A common stock.

The options and warrants to purchase the Company's Class A voting common stock, were not included in the computation of the diluted net loss per share in 2003 and 2002, as the effect would be anti-dilutive. For 2004, the strike price for all outstanding options is above market price and accordingly was not considered in the calculation of diluted net income per share.

17.   STOCK-BASED COMPENSATION PLANS

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma income (loss) per share would have been as follows:

	2004 $	2003 $	2002 $
Net income (loss) attributable to common stockholders	1,592,894	(42,005,159)	(5,237,856)
Pro Forma income (loss)	1,282,073	(42,347,372)	(6,000,841)
Basic and diluted income (loss) per common stock and common stock equivalents	0.02	(0.73)	(0.36)
Pro Forma basic and diluted income (loss) per common stock and common stock equivalents	0.01	(0.74)	(0.41)

Additional awards in future years are anticipated.

The stockholders of the Company have approved the adoption of the Plan, which authorizes the granting of stock options (either non-qualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 5,232,910 shares of the Company's common stock to be acquired by the holders of the stock options.

Under the Plan, non-qualified stock options have been granted to directors and employees for terms of up to four years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 2004, options to purchase 4,156,962 shares of common stock were exercisable with respect to the Plan (2003 — 2,813,433).

Option activity during 2004 and 2003 is summarized as follows:

	Shares	Weighted Average Exercise Price $
2004
Outstanding, beginning of year	5,070,744	0.70
Granted/Re-instated	300,000	0.40
Expired/Forfeited	(341,000)	0.40

Outstanding, end of year	5,029,744	0.40

Exercisable, end of year	4,156,962	0.40

Weighted average fair value of options granted		0.40

2003
Outstanding, beginning of year	2,766,000	0.93
Granted/Re-instated	2,434,744	0.46
Expired/Forfeited	(130,000)	1.45

Outstanding, end of year	5,070,744	0.70

Exercisable, end of year	2,813,433	0.84

Weighted average fair value of options granted		0.34

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

	2004%	2003%
Average expected life (years)	8.00	8.00
Risk-free interest rate	4.30	3.00
Volatility	96.8	96.8
Dividend yield	0.00	0.00

In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

The following table summarizes information with respect to stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
		(months)
0.40	5,029,744	90	0.40	4,156,962	0.40

On September 17, 2004 the Company's Board of Directors voted unanimously to reprice all outstanding options at a price of $0.40 per share. As a result, these stock options will be subject to variable stock option plan accounting.

18.   RELATED PARTY TRANSACTIONS

During 2003, the Company incurred interest expense of $254,203 (2002-$679,169) on the unsecured loan and convertible debentures, payable to two principal stockholders: CDP Capital Technologies and CDP Capital Communications.

19.   COMMITMENTS

  a)
  Contract for operating leases

The Company occupies office facilities under various operating leases that expire over a period to 2009. Future minimum rentals are as follows.

$
2005	396,358
2006	294,150
2007	290,571
2008	110,495
2009	—

1,091,574

Rental expense amounts to $309,215 in 2004 (2003-$280,585 and 2002 — $353,039)

  b)
  Agreement with principal supplier

The Company has provided an inventory security deposit in the amount of $375,225, included in other assets, to the exclusive supplier of jukeboxes for the value of the parts and materials that the supplier must procure to support the purchase orders issued for future delivery. Purchases from this supplier amounted to approximately $6,696,696 for the year ended December 31, 2004 (2003 — $4,223,029 and 2002 — $4,396,000).

  c)
  Forward Contracts

The Company has entered into foreign exchange contracts. The Company has not designated its derivatives as a hedge and accordingly records the derivatives at their value on the consolidated balance sheet with the corresponding gains or losses included with foreign exchange losses in the consolidated statement of operations. As at December 31, 2004, the Company had contracts to sell US$5 million in exchange for CDN dollars over a period to June 1, 2005 at a weighted average exchange rate of CDN$1.1734. The Company has recorded a foreign currency loss of $97,000 in respect of these contracts in its financial results for 2004. During the year ended December 31, 2004, the Company completed foreign exchange contracts denominated in Canadian dollars. The net gains resulting from the completed contracts amounted to $68,000.

20.   FINANCIAL INSTRUMENTS

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

As at December 31, 2004, the fair value of the forward exchange contracts was a liability of approximately $100,000 representing the amount the Company would pay on settlement of these contracts at spot rates. The negative fair value was included in the balance sheet in accounts payable and accrued liabilities.

Credit Risk

The Company sells and leases its products directly to jukebox operators who place the jukeboxes in various locations throughout the United States. Credit is extended based on an evaluation of each operator's financial condition and generally, collateral is not required. Estimated credit losses and returns have been provided for in the consolidated financial statements and have generally been within management's expectations. As at December 31, 2004, the Company has an allowance for doubtful accounts of $1,095,076 (2003 — $968,321).

The Company is exposed to credit loss with respect to its forward contracts in the event of non-performance by the counterparty, which is limited to the cost of replacing the contracts at market rates. The Company does not require collateral or other security to support these contracts.

Currency Risk

As at December 31, 2004, $112,559 (2003 — $ 1,279,423) of the Company's consolidated net liabilities were denominated in Canadian dollars. The equivalent Canadian dollar balance as at December 31, 2004 amounted to $93,534 (2003 — $1,653,398).

21.   LITIGATION

On April 23, 2004, the Company and Ecast, Inc., entered into a settlement agreement (the "Agreement") with respect to the litigation between them. Pursuant to the agreement, the Company and Ecast Inc. agreed, amongst other things to cause the litigation to be terminated with prejudice, and to cross-license the patents that were the subject of the litigation. In addition, Ecast, Inc. agreed to pay to the Company, a total of $4,000,000 (the "Settlement Amount"). An initial payment of $500,000 was made in respect of the Settlement Amount on April 23, 2004. The remainder of the Settlement Amount is payable quarterly in an amount equal to the greater of: (i) $0.005 per play of any song on any digital jukebox or other device powered by Ecast Inc. during such quarter; and (ii) $100,000. Such future payments are secured by a pledge of substantially all of Ecast Inc.'s assets.

The discounted amount of these payments has been recorded as a gain in the second quarter of 2004. Management has applied a discount rate of 15% for purposes of discounting these payments. Interest income of $191,000 in 2004 has been recorded as a reduction of general and administrative expenses. Legal costs of $720,000 incurred in 2004 in connection with this settlement have been charged to general and administrative expenses.

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

22.   RESTRUCTURING COSTS

During the first quarter of the year ended December 31, 2002, the Company completed a restructuring of its operations it had begun in the last quarter of 2001 in order to reduce the Company's ongoing operating costs. Severance costs attributable to employees terminated as a result of the restructuring totaled approximately $183,000.

23.   PROPOSED TRANSACTION

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

QuickLinks

TABLE OF CONTENTS
FORWARD LOOKING STATEMENT
PART I
RISK FACTORS
PART II
PART III
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX
CONSOLIDATED FINANCIAL STATEMENTS TOUCHTUNES MUSIC CORPORATION DECEMBER 31, 2004
TOUCHTUNES MUSIC CORPORATION FINANCIAL STATEMENTS INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS