Form 10-Q
period 2005-03-31
TOUCHTUNES MUSIC CORP
filed 2005-05-16
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005


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


                                 (702) 792-7405
                         (Registrant's telephone number)


Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No _X_.


State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: AS OF MAY 13, 2005, 14,827,394 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at March 31, 2005 and December 31, 2004....................................................................  1

        Consolidated Statements of Operations and Comprehensive Loss (unaudited)
        for the three-month periods ended March 31, 2005 and 2004................................  3

        Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2005 and 2004....................................................  4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Supplementary Data........ 16


Item 4. Controls and Procedures ................................................................. 16



PART II - OTHER INFORMATION:


Item 6. Exhibits and Reports on Form 8-K......................................................... 16

Signatures....................................................................................... 17

Certifications...................................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended March 31, 2005 have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-K, for the fiscal year ended December 31, 2004. Note that all dollar amounts set forth in this quarterly report on Form 10-Q are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

                           CONSOLIDATED BALANCE SHEETS

      [In U.S. dollars]                                                              AS AT                   As at
                                                                            MARCH 31, 2005       December 31, 2004
                                                                                         $                       $
      -------------------------------------------------------------------------------------------------------------
                                                                                                           (Note*)
      ASSETS (note 5)
      CURRENT
      Cash and cash equivalents                                                  1,732,065                 780,897
      Trade accounts receivable, net of provision for                            5,935,328               6,597,194
      doubtful accounts of $1,156,609 (2004 - $1,095,076)
      Other receivables                                                            221,932                 415,656
      Current portion of discounted receivable                                     130,254                 125,546
      Prepaid expenses and deposits                                                983,526               1,166,821
      Inventory                                                                  2,737,918               4,284,416
      Investment in sales-type leases                                              447,360                 619,806
      -------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                      12,188,383              13,990,336
      -------------------------------------------------------------------------------------------------------------

      Property, plant and equipment, net                                         1,801,706               2,021,679
      Intangibles                                                                  215,890                 221,669
      Discounted receivable                                                      1,715,401               1,749,784
      Other assets                                                                 568,879                 579,417
      -------------------------------------------------------------------------------------------------------------
                                                                                16,490,259              18,562,885
      -------------------------------------------------------------------------------------------------------------
      -------------------------------------------------------------------------------------------------------------

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

                                                                                        AS AT                  As at
                                                                               MARCH 31, 2005      December 31, 2004
                                                                                            $                      $
     ---------------------------------------------------------------------------------------------------------------
                                                                                                             (Note*)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES

     Accounts payable and accrued liabilities                                       5,720,873              6,236,795
     Income taxes payable                                                              27,995                200,000
     Current portion of long-term debt (note 5)                                       680,962                849,228
     Notes payable (note 6)
                                                                                       82,142                482,714
     ---------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                      6,511,972              7,768,737
     ---------------------------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                                          291,787                344,693
     ---------------------------------------------------------------------------------------------------------------
                                                                                    6,803,759              8,113,430
     ---------------------------------------------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY
     Series A preferred stock, voting and participating, $0.001 par value
       Authorized: 15,000,000 shares
       Issued and outstanding: 12,843,960 shares                                       12,844                 12,844
     Series B preferred stock, voting and participating, $0.001 par value
       Authorized: 10,000,000 shares
       Issued and outstanding: 8,888,889 shares                                         8,889                  8,889
     Series C preferred stock, $0.001 par value
       Authorized: 30,000,000 shares
       Issued and outstanding: 25,000,000 shares                                       25,000                 25,000
     Class A voting common stock, $0.001 par value
       Authorized: 100,000,000 shares
       Issued and outstanding: 14,827,394 shares                                       14,828                 14,828
     Additional paid-in capital                                                     9,306,910              9,306,910
     Retained earnings
        Net of elimination totaling $82,667,696                                       318,029              1,080,984
     ---------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     9,686,500             10,449,455
     ---------------------------------------------------------------------------------------------------------------
                                                                                   16,490,259             18,562,885
     ---------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

* Note: The balance sheet as at December 31, 2004 has been derived from the financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

[IN U.S. DOLLARS]                                                         THREE MONTH       Three month
                                                                         PERIOD ENDED      period ended
                                                                       MARCH 31, 2005    March 31, 2004
                                                                                    $                 $
--------------------------------------------------------------------------------------------------------
REVENUES
Jukebox sales revenues                                                      5,933,981         4,343,044
Music service revenues                                                      5,091,626         3,516,194
Jukebox leasing and financing revenues                                        407,382           360,281
Gain on disposal of assets and investment in sales-type leases                     --             2,210
--------------------------------------------------------------------------------------------------------
                                                                           11,432,989         8,221,729
--------------------------------------------------------------------------------------------------------
EXPENSES
Cost of jukebox sales revenues                                              5,985,051         3,291,776
Cost of music service revenues                                              1,558,233         1,158,914
Sales and marketing                                                         1,888,623         1,128,595
Research and development                                                    1,108,897           935,308
Investment tax credits                                                             --           (52,644)
General and administrative                                                  1,176,436         1,227,597
Interest expense                                                               37,428            88,773
Depreciation of property, plant and equipment                                 315,941           271,423
Amortization of intangibles                                                    67,887            89,286
Foreign exchange losses                                                        57,448           141,334
--------------------------------------------------------------------------------------------------------
                                                                           12,195,944         8,280,362
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND HOLDERS OF COMMON
  STOCK EQUIVALENTS                                                          (762,955)          (58,633)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

PER COMMON STOCK AND COMMON STOCK EQUIVALENTS
Basic and diluted net loss per share (note 4)                                   (0.01)            (0.00)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS                                                              93,359,274        93,359,274
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

[In U.S. dollars]                                   THREE MONTH            Three month
                                                   PERIOD ENDED           period ended
                                                 MARCH 31, 2005         March 31, 2004
                                                              $                      $
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss and comprehensive loss                        (762,955)               (58,633)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
Non-cash portion of cost of
  jukebox revenues and direct
  operating costs                                         9,919                 35,735
Depreciation and amortization                           383,828                360,709
Gain (loss) on disposal of assets                         5,873                 (2,210)

CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                          855,590               (497,380)
Discounted receivables                                   29,675                     --
Prepaid expenses and deposits                           183,295               (153,106)
Inventory                                             1,546,498               (114,553)
Other assets                                                619                 22,112
Accounts payable and accrued liabilities               (515,922)               740,918
Proceeds from disposal of investment in
  sales-type leases                                      20,487                 22,924
Investment in sales-type leases                         152,641                236,089
Income taxes payable                                   (172,005)                    --
---------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                 1,737,543                592,595
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Proceeds from disposition of
   property, plant and equipment                             --                  3,457
Addition to intangibles                                 (62,108)               (40,031)
Purchase of property, plant, and
  equipment                                            (102,524)              (623,099)
Increase in deferred charges                                 --               (410,916)
---------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                      (164,632)            (1,070,589)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Decrease in bank indebtedness                                --               (342,321)
Proceeds of long-term debt                                   --              1,600,000
Repayment of long-term debt                            (221,171)              (777,636)
Proceeds from notes payable                                  --                532,245
Repayment of notes payable                             (400,572)              (218,052)
---------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                           (621,743)               794,236
---------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 951,168                316,242
Cash and cash equivalents, beginning of
  period                                                780,897                338,614
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              1,732,065                654,856
---------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Interest paid                                            34,098                 63,987
Income taxes paid                                       172,005                     --
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2005
[In U.S. dollars]

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

The consolidated financial statements at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2005 or any other future periods.

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


3.   WARRANTY PROVISION

The change in the warranty provision recorded in the Company's balance sheet for the relevant periods was as follows:

                                              THREE MONTH         Three month
                                             PERIOD ENDED        period ended
                                                MARCH 31,           March 31,
                                                     2005                2004
                                                        $                   $
------------------------------------------------------------------------------

Balance at the beginning of the                   802,489             696,784
  period
Charged to cost of jukeboxes                      152,962             125,444
Use of provision                                 (144,647)           (163,662)
------------------------------------------------------------------------------
BALANCE AT THE END OF THE PERIOD                  810,804             658,566
------------------------------------------------------------------------------

4.   BASIC AND DILUTED NET LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods ended March 31 are as follows:

                                               THREE MONTH          Three month
                                              PERIOD ENDED         period ended
                                            MARCH 31, 2005       March 31, 2004
--------------------------------------------------------------------------------
Net loss attributable to common
   stockholders and holders of
   common stock equivalents                       (762,955)             (58,633)
--------------------------------------------------------------------------------
Weighted average common shares
   and common share equivalents
   outstanding used to compute
   basic and diluted net loss per
   common share                                 93,359,274           93,359,274
--------------------------------------------------------------------------------
Basic and diluted net loss per
  common share                                       (0.01)               (0.00)
--------------------------------------------------------------------------------

The impact of the conversion of 12,843,960 shares of Series A preferred stock, voting and participating ("Series A Preferred Stock"), into 38,531,880 shares of Class A voting common stock ("Common Stock") and 8,888,889 shares of Series B preferred stock, voting and participating ("Series B Preferred Stock"), into 40,000,000 shares of Common Stock are included in the weighted average common shares outstanding, using the as-if-converted method, to compute the basic and diluted net loss per share because they have characteristics similar to the Common Stock.

The options and warrants to purchase the Company's Common Stock, were not included in the computation of the diluted net loss per share as the effect would be anti-dilutive.

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of $4,000,000. The collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. prime rate of the bank plus 1.50%, representing a rate of 7.75% as at March 31, 2005 (December 31, 2004 - 7.25%). The Line of Credit is also collateralized by a first charge on moveable property in the amount of $5,160,000 and by a certificate of guarantee issued by Export Development Canada covering 50 percent of the net loss risk. The Company has obtained an extension of the Line of Credit to April 30, 2006.

Long-term debt consists of the following:

                                         MATURITY            MARCH 31, 2005     December 31, 2004
                                                                          $                     $
                                 -----------------------------------------------------------------
Music Advance Term Loan                 2005-2007                   972,749             1,193,921
                                                   -----------------------------------------------
Total                                                               972,749             1,193,921
Less: Current portion                                               680,962               849,228
                                                   -----------------------------------------------
Total                                                               291,787               344,693
                                                   -----------------------------------------------
                                                   -----------------------------------------------

Long-term debt as at March 31, 2005 consists of a music advance term loan facility (the "Music Advance Term Loan") with National Bank of Canada (the "Bank"). The Music Advance Term Loan represents, in the aggregate, $2,000,000 and was entered into in January 2004 for purposes of financing the recoupable advances made to certain music providers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 2%, representing a rate of 8.25% as at March 31, 2005 (December 31, 2004 - 7.75%). The Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000. The Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one year to five years.

The Company also has available a new term loan facility ("Revolving Credit Term Loan") in an amount of up to an aggregate of $2,000,000. The Revolving Credit Term Loan was entered into in December 2004 for purposes of financing certain of the Company's products sold to its customers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Revolving Credit Term Loan bears interest at the US base rate of the Bank plus 4.5%, representing a rate of 10.75% as at March 31, 2005. The Revolving Credit Term Loan is also collateralized by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk and a second charge on moveable property in the amount of $2,400,000. At March 31, 2005, the Company had not drawn any funds on this loan.

The agreements between the Company and the Bank governing the Music Advance Term Loan, the Revolving Credit Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement, of $8,000,000, and a minimum debt to equity ratio of 1.5 to 1. As at March 31, 2005, the Company satisfied these covenants.

The principal payments of long-term debt are as follows:

                                                                  $
                                           -------------------------

   2006                                                     680,962
   2007                                                     291,787
                                           -------------------------
                                                            972,749
                                           -------------------------
                                           -------------------------

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


7.   STOCK OPTIONS

Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Common Stock, which are exercisable over a period of five years. On March 31, 2005, an aggregate of 1,970,256 shares of Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001. On September 17, 2004, the Board of Directors voted unanimously to amend the exercise price on all outstanding stock options issued under the Plan to $0.40 therefore these stock options issued under the Plan will be subject to variable stock option plan accounting.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma loss per common share would have been as follows:

                                                   THREE MONTH             Three month
                                                  PERIOD ENDED            period ended
                                                MARCH 31, 2005          March 31, 2004
                                                             $                       $
                                        -----------------------------------------------
Net loss attributable to holders of
  Common Stock and Common Stock
  equivalents                                        (762,954)                (58,633)
Pro Forma loss                                       (806,271)               (132,588)
Basic and diluted loss per share of
  Common Stock                                          (0.01)                  (0.00)
Pro Forma basic and diluted loss per
  share of Common Stock                                 (0.01)                  (0.00)

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                 MARCH 31, 2005          March 31, 2004
                                         -----------------------------------------------
      Average expected life (years)                        8.00                    8.00
      Risk-free interest rate                              4.30                    3.83
      Volatility                                           96.8                    96.8
      Dividend yield                                       0.00                    0.00

8.   PROPOSED TRANSACTION

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Note that all dollar amounts set forth in this quarterly report on Form 10-Q are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


BACKGROUND AND OVERVIEW

     The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at March 31, 2005, the Company had delivered a total of 11,149 Digital Jukeboxes as compared with 8,235 Digital Jukeboxes delivered as at March 31, 2004. Management intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.


     The Company plays over 26 million songs to an estimated audience of approximately 5 million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

     Total assets of the Company were approximately $16,490,000 at March 31, 2005, a decrease of approximately $2,073,000 from December 31, 2004. This decrease was primarily due to a decrease in trade accounts receivable of approximately $662,000 and a decrease in inventory of approximately $1,546,000. These decreases were in part offset by an increase in cash, which was primarily attributable to an increase in the collection of trade accounts receivable. Total liabilities of the Company also decreased as compared to December 31, 2004, from approximately $8,113,000 to $6,804,000 at March 31, 2005. This is
primarily due to repayments on the Company's Music Advance Term Loan and notes payable totaling approximately $622,000. In addition, the Company paid income taxes of approximately $172,000 and recorded a decrease in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2004

The Company recorded a net loss of approximately $763,000 for the three-month ("first quarter 2005") period ended March 31, 2005 as compared to a net loss of approximately $58,000 for the corresponding three-month period ended March 31, 2004 ("first quarter 2004").


     REVENUES

     Revenues from the sale of Digital Jukeboxes increased by approximately $1,591,000 from approximately $4,343,000 for the first quarter 2004 to $5,934,000 for the first quarter 2005. For promotional purposes the Company has reduced the retail selling price of its Digital Jukeboxes, including Tune Central, to $6,295 as compared to the comparative 2004 retail selling price of $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central. The Company shipped 1,053 Digital Jukeboxes in the first quarter of 2005 as compared to 555 for the first quarter of 2004. The increase in revenues from the sale of Digital Jukeboxes is attributable to the increased unit sales offset by the impact of the aforementioned retail price reduction. In addition, the Company had a backlog of orders for in excess of 400 digital Jukeboxes as at March 31, 2005.

     Music service revenues grew to approximately $5,092,000 for the first quarter 2005 as compared with approximately $3,516,000 for the first quarter 2004. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

     Digital Jukebox leasing and financing revenues increased to approximately $407,000 for the first quarter 2005 as compared to $360,000 for the first quarter 2004. This increase is attributable to the sale of Tune Centrals, which the Company has leased to customers, offset by a reduction in leasing and financing revenues on Digital Jukeboxes as many of these leases reach the expiration of their term.


     COST OF JUKEBOX REVENUES

     The cost of jukebox revenues increased by approximately $2,693,000, or 82%, from approximately $3,292,000 in the first quarter 2004 to approximately $5,985,000 during the first quarter 2005. The increase in cost of jukebox revenues is due to an increase in the number of Digital Jukeboxes and Tune Centrals sold in the period as compared to the first quarter 2004.


     COST OF MUSIC REVENUES

     The cost of music revenues increased by approximately $398,000 or 34%, from approximately $1,160,000 for the three-month period ended March 31, 2004 to approximately $1,558,000 for the three-month period ended March 31, 2005. The increase in the number of Digital Jukeboxes and Tune Centrals sold has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.


     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by approximately $52,000 or 4%, from approximately $1,228,000 in the first quarter 2004 to approximately $1,176,000 in the first quarter 2005. This decrease is principally attributable to a decrease in professional fees and the recording of interest revenue on the amount receivable from Ecast, Inc. offset by higher staff-related costs to support increased sales growth.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by approximately $174,000, or 19%, from approximately $935,000 in the first quarter 2004 to approximately $1,109,000 in the first quarter 2005.

This increase in research and development expenses is due to higher staff-related costs in connection with the ongoing development and design of new products.


     SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased by approximately $760,000, or 67%, from approximately $1,129,000 in the first quarter 2004 to approximately $1,889,000 in the first quarter 2005. This increase is mainly due to two factors. Firstly an increase in commissions paid to the Company's distributors of approximately $391,000 and secondly, commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and Tune Centrals. In addition, the Company spent approximately $175,000 more in marketing and promotional costs in the first quarter 2005 as compared to the first quarter 2004 to support its sales growth.


     INTEREST EXPENSE

     Interest expense decreased by approximately $52,000, or 58%, from approximately $89,000 in the first quarter 2004 to approximately $37,000 in the first quarter 2005. This decrease is primarily due to the elimination of interest expense on the Company's Jukebox Term Loan which was repaid in March 2004 and the reduction in use of the Company's Line of Credit, offset by interest on the Company's Music Advance Term.


     DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased by approximately $24,000, or 7%, from approximately $360,000 in the first quarter 2004 to approximately $384,000 in the first quarter 2005. This increase is primarily attributable to an increase in depreciation expense due to Tune Centrals which are leased to the Company's customers and recorded as capital assets.


     FOREIGN EXCHANGE LOSSES

     The Company experienced a foreign exchange loss of approximately $57,000 during the first quarter 2005 as compared to a foreign exchange loss of approximately $141,000 during the first quarter of 2004. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.


     SEASONALITY

     The Company has experienced lower sales volume during the summer vacation period of June, July and August, as well as during national holiday periods. These seasonal fluctuations may result in significant decreases in the Company's results of operations and have material adverse effects on its financial condition.


     LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial data (amounts in thousands):

                                                 MARCH 31, 2005       December 31, 2004
                                         -----------------------------------------------

Cash and cash equivalents                               $ 1,732                 $   781
Total assets                                            $16,490                 $18,563
Total current and non-current                           $ 1,055                 $ 1,677
  interest-bearing debt
Stockholders' equity                                    $ 9,687                 $10,450

The Company believes that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy its working capital, capital expenditure and debt service requirements for the foreseeable future.

     The Company's funding has come principally from a group of three investors:
Societe Innovatech du Grand Montreal, CDP Capital Technologies (formerly known as CDP Sofinov) and CDP Capital Communications (formerly known as Capital Communications CDPQ Inc.). To date, they have collectively invested approximately $43,000,000 in the Company, which has provided the Company with sufficient capital resources to finance its start-up activities and to commence commercial operations. Financing arrangements with the National Bank of Canada (the "Bank") are another significant source of funding for the Company's operations.

     The Company has a Line of Credit available from the Bank of $4,000,000. The interest rate on the Line of Credit is the Bank's U.S. base rate plus 1.5%. The Line of Credit is secured by a first charge on the past, present and future assets of the Company and is collateralized by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk and a charge on moveable property in the amount of $5,160,000. The Company has negotiated an extension of the Line of Credit to April 30, 2006.

     In January 2004, the Company entered into a Music Advance Term Loan with the Bank for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the U.S. base rate of the Bank plus 3%, representing a rate of 9.25% as at March 31, 2005. The Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $2,400,000. The Music
Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one to five years.

     The Music Advance Term Loan is secured by a lien on the past, present and future assets of the Company.

     The Company also has available a term loan facility ("Revolving Credit Term Loan") in an amount of up to an aggregate of $2,000,000. The Revolving Credit Term Loan was entered into in December 2004 for purposes of financing certain of the Company's products sold to its customers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The Revolving Credit Term Loan bears interest at the US base rate of the Bank plus 4.5%, representing a rate of 10.75% as at March 31, 2005. The Revolving Credit Term Loan is also collateralized by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk and a second charge on moveable property in the amount of $2,400,000. At March 31, 2005 the Company had not drawn on this Facility.

     The agreements as amended between the Company and the National Bank of Canada governing the Music Advance Term Loan, the Revolving Credit Term Loan and the Line of Credit contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $8,000,000 and a minimum debt to equity ratio of 1.5 to 1. As at March 31, 2005, the Company satisfied all of its covenants.

     The Company has contractual obligations totaling approximately $2,033,000. These relate to payments due under the Company's long-term debt obligations described above, notes payable and operating leases. The operating leases are primarily related to office space.

      -----------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
      -----------------------------------------------------------------------------------------------------------
                                                  TOTAL          LESS THAN 1 YEAR(1)          MORE THAN 1 YEAR(2)
      -----------------------------------------------------------------------------------------------------------
      LONG TERM DEBT(3)                          972,749                    680,962                      291,787
      -----------------------------------------------------------------------------------------------------------
      NOTES PAYABLE                               82,142                     82,142                           --
      -----------------------------------------------------------------------------------------------------------
      OPERATING LEASES                           978,136                    363,963                      614,173
      -----------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              2,033,027                  1,127,067                      905,960
      -----------------------------------------------------------------------------------------------------------

     (1) Refers to "less than 1 year" from April 1, 2005.
     (2) Refers to "more than 1 year" from April 1, 2005.
     (3) Refers to Music Advance Term Loan.

     The Company filed with the Securities and Exchange Commission a preliminary
Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a preliminary Schedule 14A Proxy Statement soliciting a stockholders vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved by the SEC and are in definitive form, the Company will mail copies to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter. The Company expects the cost of acquiring the partial shares, after the proposed reverse stock split, to be approximately $360,000. The Company expects to finance this from its existing financial resources.

     Cash Flows

     The following table summarizes the Company's cash flow activity (amounts in thousands):

                                                         THREE MONTHS  Three months
                                                          ENDED MARCH   ended March
                                                                 2005          2004
                                                      -----------------------------
Net cash provided by operating activities                      $1,738      $   593
Net cash used in investing activities                            (165)      (1,071)
Net cash provided by (used in) financing activities              (622)         794

          OPERATING

     Cash provided by operating activities has been and is expected to be the Company's primary recurring source of funds (see Consolidated Statement of Cash Flows).

          INVESTING

     Purchase of property, plant and equipment during the three-month period ended March 31, 2005 decreased from approximately $623,000 in the first quarter of 2004 to $103,000 in the first quarter of 2005 due to the discontinuance of the Company's Tune Central leasing program. During the first quarter 2004, the Company also incurred costs totaling approximately $411,000 relating to the settlement of the E-Cast, Inc. litigation.

          FINANCING

     The Company repaid long-term debt totaling approximately $622,000 in the first quarter 2005 as compared to approximately $996,000 in the first quarter 2004. The Company did not draw on any of its existing credit facilities in the first quarter 2005 as compared to approximately $1,600,000 of long-term debt and $532,000 of notes payable which were drawn in the first quarter 2004.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

     RISK FACTORS

     The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward looking statements. The risks described below are not the only ones facing the Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

WE HAVE HAD LOSSES, AND WE CANNOT ASSURE FUTURE PROFITABILITY.

     We reported net income for fiscal year 2004 and operating losses for fiscal years 2000, 2001, 2002 and 2003 and the three-month period ended March 31, 2005. We cannot be assured that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, acquisition or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

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

     Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in US dollars, but a significant portion of our expenses is incurred outside of the United States. Our principal currency exposure is between Canadian and US dollars, although this exposure is partially mitigated through the entering into forward foreign exchange contracts. The Company has not designated its forward exchange contracts as a hedge and accordingly records the derivatives at their fair value on the consolidated balance sheet with the corresponding gains or losses included with foreign exchange loss in the consolidated statement of operations. We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the US dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND SUPPLEMENTARY DATA

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

Currency Rate Risk

     We incur certain operating and manufacturing costs in Canada and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and US dollars. We also enter into forward foreign exchange contracts. The Company has not designated its forward foreign exchange contracts as a hedge and accordingly records the derivatives at their fair value on the consolidated balance sheet with the corresponding gains or losses included with foreign exchange loss in the consolidated statement of operations. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. As at March 31, 2005, the Company had contract to sell US $2.5 million in exchange for CDN dollars over a period to June 1, 2005 at a weighted average exchange rate of CDN $1.1734. The company has recorded a foreign currency loss of approximately $71,000 in respect of these contracts in its financial results for the three-month period ended March 31, 2005. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2005 that the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange
Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

        b. The Company has filed the following report on Form 8-K for the three month period ended March 31, 2005:

Form 8-K dated March 12, 2005, announcing the resignation of Marc Ferland from his position as a Director of the Company and as Chairman of the Company's Audit Committee and a member of the Company's Compensation and Strategic Committees.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOUCHTUNES MUSIC CORPORATION


Dated: May 16, 2005          By: /s/ John Perrachon
                                 -----------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director


Dated: May 16, 2005          By: /s/ Matthew Carson
                                 ------------------
                                 Matthew Carson
                                 Vice President Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer)