Form 10-K/A
period 2004-12-31
TOUCHTUNES MUSIC CORP
filed 2005-06-21
CIK 894568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No.1

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

(k)   Liquidity and Capital Resources

        The following table summarizes selected financial data (amounts in thousands):

	December 31, 2004	December 31, 2003
Cash and cash equivalents	$781	$339
Total assets	$18,563	$16,755
Total current and non-current
Interest-bearing debt	$1,677	$3,330
Stockholders' equity	$10,449	$7,970

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

Cash Flows

        The following table summarizes the Company's cash flow activity (amounts in thousands):

	Year ended December 31, 2004	Year ended December 31 2003
Net cash provided by operating activities	$3,537	$284
Net cash used in investing activities	$(1,442)	$(697)
Net cash used in financing activities	$(1,654)	$(706)

OPERATING

        Cash flow from operations has been and is expected to continue to be the Company's primary recurring source of funds. The primary reason for the increase in cash flow from operations is higher cash receipts from customers driven by the continuing growth in the Company's revenues. The Company's revenues consist of jukebox sales revenues, music service revenues and jukebox leasing and financing revenues. The Company expects that there will be competitive pressures on the unit pricing of jukeboxes and has reacted to this by reducing the retail sales price of its jukeboxes to $6,295 in 2005 as compared to $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central, in 2004. Music service revenues have demonstrated consistent growth due to the increase in the Company's installed base of jukeboxes. The Company expects that revenue from jukebox leasing and financing will reduce in 2005 and 2006 as the leases which generate this revenue expire and are not replaced with new leases.

INVESTING

        The purchase of property, plant and equipment increased from approximately $961,000 in 2003 to approximately $1,300,000 in 2004. Of these amounts, approximately $582,000 (2003 — $805,000) relates to Tune Centrals, which are accounted for as capital assets, acquired by the Company and leased to the Company's customers. The Company has discontinued this leasing program for 2005 and accordingly expects a significant reduction in cash requirements for the purchase of property, plant and equipment for 2005.

FINANCING

        For the years ended December 31, 2004 and 2003, the Company repaid long-term debt and notes payable totaling approximately $3,681,000 and $2,047,000 respectively. Proceeds from long-term debt and notes payable for the years ended December 31, 2004 and December 31, 2003 totaled approximately $3,928,000 and $707,000 respectively.

        The Company has available a Line of Credit of up to $4,000,000 which had not been drawn upon as at December 31, 2004. As at December 31, 2003, the Company had drawn $1,900,000 on the Line Of Credit, the majority of which had been used to fund recoupable advances made to certain music providers. A new Music Advance Term Loan was entered into with the Bank in January 2004, the proceeds of which were used to reduce the outstanding balance on the Company's Line of Credit.

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

TOUCHTUNES MUSIC CORPORATION
/s/ JOHN B. PERRACHON Name: John B. Perrachon Title: President and Chief Executive Officer Dated: June 21, 2005

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

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31
(In U.S. dollars)

	2004	2003	2002
Revenues and Other Income
Jukebox sales revenues	$18,693,445	$14,956,772	$12,100,279
Music service revenues	16,607,211	11,394,952	7,690,082
Jukebox leasing & financing revenues	1,224,778	1,607,985	3,574,014
Gain (loss) on disposal of assets and investment in sales-type leases	(10,995)	225,690	394,087
Other income (note 21)	2,431,502	—	—

	38,945,941	28,185,398	23,758,462

Expenses
Cost of jukebox sales revenues and direct operating costs	16,561,406	12,275,827	9,869,802
Cost of music service revenues and direct operating costs (exclusive of amortization of $242,297 (2003 — $221,395; 2002 — $195,531))	4,597,545	4,177,663	3,257,620
Research and development	3,916,503	3,044,417	2,346,952
Investment tax credits (note 12)	(155,395)	(362,300)	(525,000)
General and administrative (note 21)	5,811,628	5,332,161	4,598,313
Sales and marketing	3,206,787	3,055,909	2,306,453
Financial expenses	408,421	768,239	1,239,822
Depreciation of property, plant and equipment	1,303,915	1,131,667	1,376,083
Amortization of intangibles	362,212	269,315	202,023
Foreign exchange losses	254,025	182,229	2,844
Restructuring costs (note22)	—	—	262,808

	36,267,047	29,875,127	24,937,720

Income (loss) and comprehensive income (loss) before income taxes	2,678,894	(1,689,729)	(1,179,258)
Income taxes (note 13)	1,086,000	—	—

Net income (loss) and comprehensive income (loss)	1,592,894	(1,689,729)	(1,179,258)

Dividends and accretion of mandatory redeemable Series B preferred stock (note 14)	—	1,049,490	4,058,598
Beneficial conversion on Series A and B stock (note 14)	—	39,265,940	—

Net income (loss) attributable to common stockholders and holders of common stock equivalents	$1,592,894	$(42,005,159)	$(5,237,856)

Per common stock and common stock equivalents Basic and diluted net income (loss) per share	$0.02	$(0.73)	$(0.36)
Weighted average number of common stock and common stock equivalents	93,359,274	57,299,610	14,729,477

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

The Company remains in a dispute with the Society of European Stage Authors and Composers ("SESAC") to enter into a license agreement for certain performance rights for musical composers and authors with SESAC covering periods subsequent to July 1, 2003. An estimate of the possible loss or range of loss, if any, cannot be determined at this time.

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