Form 10-Q/A
period 2005-03-31
TOUCHTUNES MUSIC CORP
filed 2005-07-06
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


Item 4. Controls and Procedures ................................................................. 16



PART II - OTHER INFORMATION:


Item 6. Exhibits and Reports on Form 8-K......................................................... 16

Signatures....................................................................................... 17

Certifications................................................................................... 18


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

                                 CERTIFICATIONS

I, John Perrachon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TouchTunes Music Corporation;

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



Date: May 16, 2005
                                 /s/ John Perrachon
                                 -----------------------------------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director

                                 CERTIFICATIONS

I, Matthew Carson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TouchTunes Music Corporation;

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



Date: May 16, 2005

                              /s/ Matthew Carson
                              --------------------------------------------------
                              Matthew Carson
                              Vice President Finance and Chief Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT    DESCRIPTION
  NUMBER
       2    Going Private Transaction Statement filed as an exhibit to 99.1 of the Company's Report on Form 13E-3 filed on February 12, 2004, which
            Exhibit is incorporated herein by reference.
  3.1(1)    Second Amended and Restated Articles of Incorporation. Reference
            is made to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB,
            for the quarterly period ended September 30, 2000, filed on November
            20, 2000, which Exhibit is incorporated herein by reference.
  3.1(2)    Third Amended and Restated Articles of Incorporation, Reference
            is made to Exhibit 4.1 of the Company's Report Form 8-K filed on
            June 13, 2003, which Exhibit is incorporated herein by reference.
  3.2(1)    Bylaws. Reference is made to Exhibit 3.1 of the Company's
            Registration Statement on Form SB-2, filed on June 19, 1997, which
            Exhibit is incorporated herein by reference.
  3.2(2)    Amended and Restated Bylaws. Reference is made to Exhibit 3.1 of the Company's Annual Report on Form 10-K (Amendment No. 1) for the
            fiscal year ending December 31, 2001, filed on April 16, 2002, which
            Exhibit is incorporated herein by reference.
  4.1(1)    Terms of Class A Voting Common Stock, included as part of
            Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for
            the quarterly period ended September 30, 2000, filed on November 20,
            2000, which Exhibit is incorporated herein by reference.
  4.1(2)    Terms of Class A Voting Common Stock, included as part of
            Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13,
            2003, which Exhibit is incorporated herein by reference.
  4.2(1)    Terms of Series A Preferred Stock, included as part of Exhibit
            3.1 of the Company's Quarterly Report on Form 10-QSB, for the
            quarterly period ended September 30, 2000, filed on November 20,
            2000, which Exhibit is incorporated herein by reference.
  4.2(2)    Voting Trust and Limited Stockholders Agreement dated June 9,
            2003, included as part of Exhibit 4.1 of the Company's Report on
            Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference. Terms of Series A Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on
            June 13, 2003, which Exhibit is incorporated herein by reference.
  4.3(1)    Terms of Series B Preferred Stock, included as part Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2000, filed on November 20, 2000, which
            Exhibit is incorporated herein by reference.
  4.3(2)    Terms of Series B Preferred Stock, included as part of Exhibit
            4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which Exhibit is incorporated herein by reference.
     4.4    Terms of Series C Preferred Stock, included as part of Exhibit 4.1 of the Company's Report on Form 8-K filed on June 13, 2003, which
            Exhibit is incorporated herein by reference.
     9.1    Voting Trust and Limited Stockholders Agreement, dated May 18, 2000, among CDP Capital Communications, Sofinov and TouchTunes Digital
            Jukebox, Inc. Reference is made to Exhibit 3 of the Company's Form
            8-K, filed on June 2, 2000, which Exhibit is incorporated herein by reference.
      10    Settlement agreement between the Company and Ecast, Inc. dated April
            23, 2004, which Exhibit is incorporated herein by reference.
    10.2    Jukebox License Agreement with the American Society of Composers
            Authors and Publishers, Broadcast Music Inc. and SESAC, Inc., dated
            March 11, 1997. Reference is made to Exhibit 10.18 of Company's
            Registration Statement on Form SB-2, File No. 333-7006, which
            Exhibit is incorporated herein by reference.
    10.3    Subscription Agreement for the purchase of 100 Series A Preferred
            Shares of the Company by the selling Stockholders. Reference is made to Exhibit 6 of Company's Form 8-K for the month of March 1997, which Exhibit is incorporated herein by reference.

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
