Form 10-Q
period 2005-06-30
TOUCHTUNES MUSIC CORP
filed 2005-08-15
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from ________ to ___________

                        COMMISSION FILE NO.: 33-55254-447

                          TOUCHTUNES MUSIC CORPORATION
                          ----------------------------

             (Exact name of registrant as specified in its charter)


             NEVADA                                    87-0485304
             ------                                    ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                                3, COMMERCE PLACE
                                    4TH FLOOR
                                MONTREAL, QUEBEC
                                 CANADA, H3E 1H7
                    (Address of principal executive offices)

                                (514) 762 -6244
                                 --------------
                         (Registrant's telephone number)

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by a check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes__ No  X
                                                 ----.

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: AS OF AUGUST 11, 2005, 14,827,394 SHARES OF CLASS A VOTING COMMON STOCK WERE OUTSTANDING.

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX


                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Balance Sheets (unaudited) as at June 30, 2005 and December 31, 2004....................................................................... 1

        Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited)
        for the three-month and the six-month periods ended June 30, 2005 and 2004.................. 3

        Consolidated Statements of Cash Flows (unaudited) for the three-month and the six-month periods ended June 30, 2005 and 2004...................................... 4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Supplementary Data...........20


Item 4. Controls and Procedures ....................................................................21



PART II - OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K............................................................21

Signatures..........................................................................................22

Certifications......................................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended June 30, 2005 have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-K/A, for the fiscal year ended December 31, 2004. Note that all dollar amounts set forth in this quarterly report on Form 10-Q are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005

                           CONSOLIDATED BALANCE SHEETS

      [In U.S. dollars]                                                              AS AT                   As at
                                                                             JUNE 30, 2005       December 31, 2004
                                                                                         $                       $
      -------------------------------------------------------------------------------------------------------------
                                                                                                           (Note*)

      ASSETS (note 5)
      CURRENT

      Cash and cash equivalents                                                    214,139                 780,897
      Trade accounts receivable, net of provision for                            6,805,440               6,597,194
      doubtful accounts of $1,384,861 (2004-$1,095,076)
      Other receivables                                                            329,376                 415,656
      Income taxes receivable                                                       47,005                      --
      Prepaid expenses and deposits                                              1,607,814               1,166,821
      Inventory                                                                  4,362,302               4,284,416
      Investment in sales-type leases                                              200,133                 619,806
      Current portion of discounted receivables                                    135,138                 125,546
      -------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                      13,701,347              13,990,336
      -------------------------------------------------------------------------------------------------------------

      Discounted receivable                                                      1,674,808               1,749,784
      Property, plant and equipment, net                                         1,897,040               2,021,679
      Intangibles                                                                  174,411                 221,669
      Other assets                                                                 642,150                 579,417
      -------------------------------------------------------------------------------------------------------------
                                                                                18,089,756              18,562,885
      -------------------------------------------------------------------------------------------------------------
      -------------------------------------------------------------------------------------------------------------

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   [CONT'D]

                                                                    AS AT                 As at
                                                            JUNE 30, 2005     December 31, 2004
                                                                        $                     $
     ------------------------------------------------------------------------------------------
                                                                                    (Note*)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

     Accounts payable and accrued liabilities                   7,230,386            6,236,795
     Income taxes payable                                              --              200,000
     Current portion of long-term debt (note 5)                   903,190              849,228
     Notes payable (note 6)                                            --              482,714
     ------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                  8,133,576            7,768,737
     ------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                      927,704              344,693
     ------------------------------------------------------------------------------------------
                                                                9,061,280            8,113,430
     ------------------------------------------------------------------------------------------


     STOCKHOLDERS' EQUITY
     Series A preferred stock, voting and
     participating, $0.001 par value
       Authorized: 15,000,000 shares

       Issued and outstanding: 12,843,960 shares                   12,844               12,844
     Series B preferred stock, voting and
     participating, $0.001 par value
       Authorized: 10,000,000 shares

       Issued and outstanding: 8,888,889 shares                     8,889                8,889
     Series C preferred stock, $0.001 par value
       Authorized: 30,000,000 shares

       Issued and outstanding: 25,000,000 shares                   25,000               25,000
     Class A voting common stock, $0.001 par value
       Authorized: 100,000,000 shares

       Issued and outstanding:  14,827,394 shares                  14,828               14,828
     Additional paid-in capital                                 9,306,910            9,306,910
     Retained earnings (deficit)
        Net of elimination totaling $82,667,696                 (437,414)            1,080,984
     Other comprehensive income                                    97,419                   --
     ------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                 9,028,476           10,449,455
     ------------------------------------------------------------------------------------------
                                                               18,089,756           18,562,885
     ------------------------------------------------------------------------------------------


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

                          TOUCHTUNES MUSIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

[IN U.S. DOLLARS]                                     THREE-MONTH         SIX-MONTH      Three-month         Six-month
                                                     PERIOD ENDED      PERIOD ENDED     period ended      period ended
                                                    JUNE 30, 2005     JUNE 30, 2005    June 30, 2004     June 30, 2004
----------------------------------------------------------------------------------------------------------------------
                                                                $                 $                $                 $
REVENUES

Jukebox sales revenues                                  7,593,724        13,527,705        5,193,452         9,536,496
Music service revenues                                  5,783,402        10,875,028        3,945,561         7,461,755
Jukebox leasing and financing revenues                    209,405           616,787          413,133           773,414
Gain (loss) on disposal of assets                        (13,531)          (13,531)              259             2,469
Other income                                                   --                --        2,431,502         2,431,502
----------------------------------------------------------------------------------------------------------------------
                                                       13,573,000        25,005,989       11,983,907        20,205,636
----------------------------------------------------------------------------------------------------------------------
EXPENSES

Cost of jukebox sales revenues                          7,457,876        13,442,927        3,591,170         6,882,946
Cost of music  service  revenues  (exclusive  of
amortization  of $64,339  and  $127,938,  2004 -
$58,933 and $117,258)                                   1,470,468         3,028,701        1,236,715         2,395,633
Sales and marketing                                     2,232,232         4,120,855        1,299,228         2,427,823
Research and development                                1,040,623         2,149,520          902,033         1,837,339
Investment tax credits                                         --                --         (12,500)          (65,144)
General and administrative                              1,594,123         2,770,559        2,621,440         3,849,035
Financial expenses                                         56,472            93,900          115,994           204,767
Depreciation of property, plant and equipment             326,833           642,774          341,217           612,641
Amortization of intangibles                                71,866           139,753           99,692           188,977
Foreign exchange losses (gains)                            77,950           135,398          (7,293)           134,041
----------------------------------------------------------------------------------------------------------------------
                                                       14,328,443        26,524,387       10,187,696        18,468,058
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE INCOME TAXES                   (755,443)       (1,518,398)        1,796,211         1,737,578
----------------------------------------------------------------------------------------------------------------------
Income taxes                                                   --                --          699,000           699,000
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       (755,443)       (1,518,398)        1,097,211         1,038,578
----------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE GAIN ON DERIVATIVE                       97,419            97,419               --                --
----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE  INCOME (LOSS)                            (658,024)       (1,420,979)        1,097,211         1,038,578
----------------------------------------------------------------------------------------------------------------------

PER COMMON STOCK AND COMMON STOCK EQUIVALENTS

Basic and diluted net loss per share  (note 4)             (0.01)            (0.02)             0.01              0.01
----------------------------------------------------------------------------------------------------------------------

WEIGHTED  AVERAGE  NUMBER  OF  COMMON  STOCK AND
  COMMON STOCK EQUIVALENTS                             93,359,274        93,359,274       93,359,274        93,359,274
----------------------------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

[In U.S. dollars]                           THREE-MONTH         SIX-MONTH        Three-month         Six-month
                                           PERIOD ENDED      PERIOD ENDED       period ended      period ended
                                          JUNE 30, 2005     JUNE 30, 2005      June 30, 2004     June 30, 2004
                                                      $                 $                  $                 $
----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income (loss)                             (755,443)       (1,518,398)          1,097,211         1,038,578

ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:

Income taxes                                         --                --            699,000           699,000

Non-cash portion of cost of
     music service revenues                      26,729            36,648             35,735            71,470
Depreciation and amortization                   398,699           782,527            440,909           801,618
(Gain) loss on disposal of
investment in sales-type lease                  (7,771)           (8,455)              1,269             1,269
Loss (gain) on disposal of assets                13,531            19,404              (259)           (2,469)

CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                (977,556)         (121,966)            272,573         (202,695)
Discounted receivables                           35,709            65,384        (1,931,502)       (1,931,502)
Prepaid expenses and deposits                 (624,288)         (440,993)            168,369            15,263
Inventory                                   (1,624,384)          (77,886)             77,716          (36,847)
Accounts payable and accrued
  liabilities                                 1,606,931         1,091,010          (808,093)          (67,175)
Other Assets                                         --               619                 --                --
Proceeds from disposal of investment
  in sales-type leases                           19,811            40,299              6,550            29,474
Investment in sales-type leases                 235,187           387,828            180,998           417,087
Income taxes payable                           (75,000)         (247,005)                 --                --
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED IN) BY OPERATING        (1,727,845)             9,016            240,476           833,071
ACTIVITIES
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of
   property, plant and equipment                  3,500             3,500                675             4,132
Addition to intangibles                        (30,387)          (92,495)           (38,128)          (78,159)
Purchase of property, plant, and
  equipment                                   (276,653)         (378,494)          (452,713)       (1,075,812)
Increase (decrease) in deferred
  charges                                     (100,000)         (100,000)            410,916                --
----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES             (403,540)         (567,489)           (79,250)       (1,149,839)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

[In U.S. dollars]                           THREE-MONTH         SIX-MONTH        Three-month         Six-month
                                           PERIOD ENDED      PERIOD ENDED       period ended      period ended
                                          JUNE 30, 2005     JUNE 30, 2005      June 30, 2004     June 30, 2004
                                                      $                 $                  $                 $
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in bank
  indebtedness                                       --                --             92,321         (250,000)
Proceeds of long-term debt                      938,250           938,250            400,000         2,000,000
Repayment of long-term debt                   (242,649)         (463,821)          (258,249)       (1,035,885)
Proceeds from notes payable                          --                --            990,674         1,522,919
Repayment of notes payable                     (82,142)         (482,714)          (654,289)         (872,341)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                    613,459           (8,285)            570,457         1,364,693
----------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                               (1,517,926)         (566,758)            731,683         1,047,925
Cash and cash equivalents, beginning
  of period                                   1,732,065           780,897            654,856           338,614
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                        214,139           214,139          1,386,539         1,386,539
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Interest paid                                    25,773            59,271             57,406           121,374
Income taxes paid                                75,000           247,005                 --                --
----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2005
[In U.S. dollars]

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

The consolidated financial statements at June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2005 or any other future periods.

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

3.  WARRANTY PROVISION

The change in the warranty provision recorded in the Company's balance sheet for the relevant periods was as follows:

                                       THREE-MONTH       SIX-MONTH    Three-month       Six-month
                                      PERIOD ENDED    PERIOD ENDED   period ended    period ended
                                     JUNE 30, 2005   JUNE 30, 2005  June 30, 2004   June 30, 2004
                                                 $               $              $               $
--------------------------------------------------------------------------------------------------
Balance at the beginning of the
  period                                   810,804         802,489        658,566         696,784
Charged to cost of jukeboxes               129,972         282,934        125,444         250,888
Use of provision                         (120,067)       (264,714)      (140,853)       (304,515)
--------------------------------------------------------------------------------------------------
BALANCE AT THE END OF THE PERIOD           820,709         820,709        643,157         643,157
--------------------------------------------------------------------------------------------------



4.  BASIC AND DILUTED NET LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods ended June 30 are as follows:


                                       THREE-MONTH      SIX-MONTH       Three-month      Six-month
                                      PERIOD ENDED   PERIOD ENDED      period ended   period ended
                                     JUNE 30, 2005  JUNE 30, 2005     June 30, 2004  June 30, 2004
--------------------------------------------------------------------------------------------------
Net income (loss)                        (755,443)    (1,518,398)         1,097,211      1,038,578
--------------------------------------------------------------------------------------------------
Weighted average common shares
and common share equivalents
outstanding used to compute
basic and diluted net income
(loss) per common share                 93,359,274     93,359,274        93,359,274     93,359,274
--------------------------------------------------------------------------------------------------
Basic and diluted net income
  (loss) per common share                   (0.01)         (0.02)              0.01           0.01
--------------------------------------------------------------------------------------------------

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

5.  BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of

$4,000,000. The collateralization provided to the bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. base rate of the bank plus 1.50%, representing a rate of 8.00% as at June 30, 2005 (December 31, 2004 - 7.25%). The Line of Credit is also collateralized by a first charge on moveable property in the amount of $5,400,000 and by a certificate of guarantee issued by Export Development Canada covering 50 percent of the net loss risk. The Company has obtained an extension of the Line of Credit to April 30, 2006.

Long-term debt consists of the following:

                                                       MATURITY             JUNE 30, 2005     December 31, 2004
                                                                                        $                     $
                                               -----------------------------------------------------------------

Music Advance Term Loans                              2005-2007                 1,689,828             1,193,921
Vehicle loans                                              2009                   141,066                    --
                                                                 -----------------------------------------------
Total                                                                           1,830,894             1,193,921
Less:  Current portion                                                            903,190               849,228
                                                                 -----------------------------------------------
Total                                                                             927,704               344,693
                                                                 -----------------------------------------------

Long-term debt as at June 30, 2005 consists of the music advance term loan facilities (the "Music Advance Term Loans") with National Bank of Canada (the "Bank") and an amount drawn under the Line of Credit of $938,250 which was refinanced in July 2005 with the second music advance term loan. The Music Advance Term Loans represent, in the aggregate, $4,500,000 ($2,000,000 entered into in January 2004 and $2,500,000 entered into in June 2005) and were obtained for purposes of financing the recoupable advances made to certain music providers in 2003, 2004 and 2005. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The $2,000,000 Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 2%, representing a rate of 8.50% as at June 30, 2005 (December 31, 2004 - 7.75%). The $2,000,000 Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000. The $2,000,000 Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one year to five years.

The $2,500,000 Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 1.50%, representing a rate of 8% as at June 30, 2005. The $2,500,000 Music Advance Term Loan is collateralized by a second charge on movable property in the amount of $3,000,000 and a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk. The $2,500,000 Music Advance Loan is repayable over the term of the respective music agreements financed to a maximum of five years.

The Company also had available a term loan facility ("Revolving Credit Term Loan") in an amount of up to an aggregate of $2,000,000. During the quarter, the Company cancelled the Revolving Credit Term Loan.

The agreements between the Company and the Bank governing the Music Advance Term Loans and the Line of Credit contain financial covenants including requirements that the Company maintain a minimum stockholders' equity, as defined in the agreement, of $7,500,000, and a minimum debt to equity ratio of 1.5 to 1. As at June 30, 2005, the Company satisfied these covenants.

In addition the Company has entered into vehicle loans bearing interest between 0% and 2.9%, maturing in 2009, collateralized by the related property.

The principal payments of long-term debt are as follows:

                                                                  $
                                           -------------------------
     2005                                                   572,580
     2006                                                   640,094
     2007                                                   562,320
     2008                                                    41,798
     2009                                                    14,102
                                           -------------------------
     Total                                                1,830,894
                                           -------------------------


6.  NOTES PAYABLE

In October 2003, the Company entered into a loan facility with a lender under which the Company could borrow up to a maximum of $1,500,000 for purposes of financing the sale of one of the Company's products, Tune Central. These notes were repaid in full during the quarter.

7.  STOCK OPTIONS

Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Common Stock, which are exercisable over a period of five years. On June 30, 2005, an aggregate of 1,988,606 shares of Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001. On September 17, 2004, the Board of Directors voted unanimously to amend the exercise price on all outstanding stock options issued under the Plan to $0.40 therefore these stock options issued under the Plan will be subject to variable stock option plan accounting.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma income (loss) per common share would have been as follows:

                                          THREE-MONTH           SIX-MONTH        Three-month           Six-month
                                         PERIOD ENDED        PERIOD ENDED       period ended        period ended
                                        JUNE 30, 2005       JUNE 30, 2005      June 30, 2004       June 30, 2004
                                                    $                   $                  $                   $
                                   ------------------------------------------------------------------------------
Net income (loss)                           (755,443)         (1,518,398)          1,097,211           1,038,578
Pro Forma income (loss)                     (806,228)         (1,630,845)          1,024,470             891,882
Basic and diluted income (loss)
  per share of Common Stock                    (0.01)              (0.02)               0.01                0.01
Pro Forma basic and diluted
  income (loss) per share of
  Common Stock                                 (0.01)              (0.02)               0.01                0.01


The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                  JUNE 30, 2005           June 30, 2004
                                         -----------------------------------------------
      Average expected life (years)                        8.00                    8.00
      Risk-free interest rate                              3.83                    3.83
      Volatility                                           96.8                    96.8
      Dividend yield                                       0.00                    0.00


8.  DERIVATE INSTRUMENTS AND CURRENCY RISK

As at June 30, 2005 other receivables include derivative assets of $97,419 representing the fair market value related to forward foreign exchange contracts maturing at various dates until November 30, 2005 for an amount of $5,000,000 US translated into Canadian dollars at a weighted average rate of
1.2493. These instruments were designated as cash flow hedges which were documented as such at their inception in June 2005. The corresponding credit has been included in other comprehensive income and will be recognized as an adjustment of the hedged expense when the expense will be recorded.

9.  PROPOSED TRANSACTION

The Company has filed with the Securities and Exchange Commission a preliminary
Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a preliminary Schedule 14A Proxy Statement soliciting a stockholders vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved by the SEC and are in definitive form, the Company will mail copies of such proxy statement to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10K/A for the fiscal year ended December 31, 2004. Note that all dollar amounts set forth in this quarterly report on Form 10-Q are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.

BACKGROUND AND OVERVIEW

         The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at June 30, 2005, the Company had delivered a total of 12,470 Digital Jukeboxes as compared with 8,900 Digital Jukeboxes delivered as at June 30, 2004. Management intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

         During the quarter, the Company signed a new license agreement with Sony-BMG which will expire in December 2007. The Company paid an advance of $1,000,000 to Sony-BMG, 75 percent of which is financed by the new Music Advance Term Loan. The most recent agreements signed with Warner Music Group and Universal Music Group expired on December 31, 2004 and June 30, 2005 respectively. The Company is in negotiations with both parties on new agreements and continues to offer to its customers music by Warner Music Group and Universal Music Group under verbal agreements with these two record labels.

         The Company plays over 27 million songs to an estimated audience of approximately 5 million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

         Total assets of the Company were approximately $18,090,000 at June 30, 2005, a decrease of approximately $473,000 from December 31, 2004. This decrease was primarily due to a decrease in cash and cash equivalents of approximately $567,000 and a decrease of approximately $420,000 in investment in sales type leases due to collections thereon. These decreases were, in part, offset by an increase of approximately $441,000 in prepaid expenses and deposits, mainly due to a $1 million advance made to Sony-BMG on June 30, 2005 and an increase of approximately $208,000 in trade accounts receivable. Total liabilities of the Company also increased as compared to December 31, 2004, from approximately $8,113,000 to approximately $9,061,000 at June 30, 2005. This is primarily due to an increase in current payables of approximately $994,000, borrowings on the Company's new Music Advance term Loan for $938,000 and a new loan for the acquisition of vehicles for an amount of approximately $141,000. This increase is offset by repayments on the Company's Music Advance Term Loan and notes payable totaling approximately $947,000.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2004

The Company recorded a net loss of approximately $755,000 for the three-month ("second quarter 2005") period ended June 30, 2005 as compared to a net profit of approximately $1,097,000 for the corresponding three-month period ended June 30, 2004 ("second quarter 2004").

For the second quarter of 2005 comprehensive loss was approximately $658,000 which was attributable to a foreign exchange gain on a derivative of approximately $97,000.

         REVENUES
         --------

         Revenues from the sale of Digital Jukeboxes increased by approximately $2,401,000 from approximately $5,193,000 for the second quarter 2004 to approximately $7,594,000 for the second quarter 2005. For promotional purposes the Company has reduced the retail selling price of its Digital Jukeboxes, including Tune Central, to $5,645 as compared to the comparative 2004 retail selling price of $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central. The Company shipped 1,303 Digital Jukeboxes in the second quarter of 2005 as compared to 675 for the second quarter of 2004. The increase in revenues from the sale of Digital Jukeboxes is attributable to the increased unit sales offset by the impact of the aforementioned retail price reduction.

         Music service revenues grew to approximately $5,783,000 for the second quarter 2005 as compared with approximately $3,946,000 for the second quarter 2004. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

         Digital Jukebox leasing and financing revenues decreased to approximately $209,000 for the second quarter 2005 as compared to $413,000 for the second quarter 2004. This decrease is attributable to a reduction in leasing and financing revenues on Digital Jukeboxes and Tune Centrals as many of the Digital Jukeboxes leases reach the expiration of their term and Tune Central leases are bought out by customers.

         COST OF JUKEBOX SALES REVENUES
         ------------------------------

         The cost of jukebox sales revenues increased by approximately $3,867,000, or 108%, from approximately $3,591,000 in the second quarter 2004 to approximately $7,458,000 during the second quarter 2005. The increase in cost of jukebox sales revenues is due to an increase in the number of Digital Jukeboxes and Tune Centrals sold in the period as compared to the first quarter 2004.

         COST OF MUSIC SERVICE REVENUES
         ------------------------------

         The cost of music service revenues increased by approximately $233,000 or 19%, from approximately $1,237,000 for the three-month period ended June 30, 2004 to approximately $1,470,000 for the three-month period ended June 30, 2005. The increase in the number of Digital Jukeboxes and Tune Centrals sold has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.

         GENERAL AND ADMINISTRATIVE EXPENSES
         -----------------------------------

         General and administrative expenses decreased by approximately $1,027,000 or 39%, from approximately $2,621,000 in the second quarter 2004 to approximately $1,594,000 in the second quarter 2005. This decrease is principally attributable to legal costs of $705,000 charged in the second quarter 2004 relating to the settlement in April 2004 of litigation with Ecast Inc., In addition, there has been a decrease in professional fees and the recording of interest revenue on the amount receivable from Ecast, Inc. which are offset by higher staff-related costs to support increased sales growth.

         RESEARCH AND DEVELOPMENT EXPENSES
         ---------------------------------

         Research and development expenses increased by approximately $139,000, or 15%, from approximately $902,000 in the second quarter 2004 to approximately $1,041,000 in the second quarter 2005. This increase in research and development expenses is due to higher staff-related costs in connection with the ongoing development and design of new products.

         SALES AND MARKETING EXPENSES
         ----------------------------

         Sales and marketing expenses increased by approximately $932,000, or 72%, from approximately $1,300,000 in the second quarter 2004 to approximately $2,232,000 in the second quarter 2005. This increase is mainly due to two factors. Firstly an increase in commissions paid to the Company's distributors of approximately $359,000 and secondly, commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and Tune Centrals. In addition, the Company spent approximately $246,000 more in marketing and promotional costs in the second quarter 2005 as compared to the second quarter 2004 to support its sales growth.

         FINANCIAL EXPENSE
         -----------------

         Financial expense decreased by approximately $60,000, or 52%, from approximately $116,000 in the second quarter 2004 to approximately $56,000 in the second quarter 2005. This decrease is primarily due to the elimination of interest expense on the Company's Jukebox Term Loan which was repaid in March 2004 and the reduction in use of the Company's Line of Credit, offset by interest on the Company's Music Advance Term.

         DEPRECIATION AND AMORTIZATION EXPENSE
         -------------------------------------

         Depreciation and amortization expense decreased by approximately $42,000, or 10%, from approximately $441,000 in the second quarter 2004 to approximately $399,000 in the second quarter 2005.

         FOREIGN EXCHANGE LOSSES
         -----------------------

         The Company experienced a foreign exchange loss of approximately $78,000 during the second quarter 2005 as compared to a foreign exchange gain of approximately $7,000 during the second quarter of 2004. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

The Company recorded a net loss of approximately $1,518,000 for the six-month period ended June 30, 2005 as compared to a net profit of approximately $1,039,000 for the corresponding six-month period ended June 30, 2004 .

For the six-month period ended June 30, 2005 comprehensive loss was approximately $1,421,000 which was attributable to a foreign exchange gain on a derivative of approximately $97,000.

         REVENUES
         --------

         Revenues from the sale of Digital Jukeboxes increased by approximately $3,992,000 from approximately $9,536,000 for the six-month period ended June 30, 2004 to approximately $13,528,000 for the corresponding six-month period ended June 30, 2005. For promotional purposes the Company has reduced the retail selling price of its Digital Jukeboxes, including Tune Central, to $5,645 as compared to the comparative 2004 retail selling price of $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central. The Company shipped 2,372 Digital Jukeboxes in the six-month period ended June 30, 2005 as compared to 1,255 for the six-month period ended June 30, 2004. The increase in revenues from the sale of Digital Jukeboxes is attributable to the increased unit sales offset by the impact of the aforementioned retail price reduction.

         Music service revenues grew to approximately $10,875,000 for the six-month period ended June 30, 2005 as compared with approximately $7,462,000 for the six-month period ended June 30, 2004. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

         Digital Jukebox leasing and financing revenues decreased to approximately $617,000 for the six-month period ended June 30, 2005 as compared to $773,000 for the six-month period ended June 30, 2004. This decrease is attributable to a reduction in leasing and financing revenues on Digital Jukeboxes and Tune Centrals as many of the Digital Jukebox leases reach the expiration of their term and Tune Central leases are bought out by customers.

         COST OF JUKEBOX SALES REVENUES
         ------------------------------

         The cost of jukebox sales revenues increased by approximately $6,560,000, or 95%, from approximately $6,883,000 in the six-month period ended June 30, 2004 to approximately $13,443,000 during the six-month period ended June 30, 2005. The increase in cost of jukebox sales revenues is due to an increase in the number of Digital Jukeboxes and Tune Centrals sold in the period as compared to the six-month period ended June 30, 2004.

         COST OF MUSIC SERVICE REVENUES
         ------------------------------

         The cost of music service revenues increased by approximately $633,000 or 26%, from approximately $2,396,000 for the six-month period ended June 30, 2004 to approximately $3,029,000 for the six-month period ended June 30, 2005. The increase in the number of Digital Jukeboxes and Tune Centrals sold has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.

         GENERAL AND ADMINISTRATIVE EXPENSES
         -----------------------------------

         General and administrative expenses decreased by approximately $1,078,000 or 28%, from approximately $3,849,000 in the six-month period ended June 30, 2004 to approximately $2,771,000 in the six-month period ended June 30, 2005. This decrease is principally attributable to legal costs of $705,000 charged in the second quarter 2004 relating to the settlement in April 2004 of litigation with Ecast, Inc.. In addition, there has been a decrease in professional fees and the recording of interest revenue on the amount receivable from Ecast, Inc. which are offset by higher staff-related costs to support increased sales growth.

         RESEARCH AND DEVELOPMENT EXPENSES
         ---------------------------------

         Research and development expenses increased by approximately $313,000, or 17%, from approximately $1,837,000 in the six-month period ended June 30, 2004 to approximately $2,150,000 in the six-month period ended June 30, 2005. This increase in research and development expenses is due to higher staff-related costs in connection with the ongoing development and design of new products.

         SALES AND MARKETING EXPENSES
         ----------------------------

         Sales and marketing expenses increased by approximately $1,693,000, or 70%, from approximately $2,428,000 in the six-month period ended June 30, 2004 to approximately $4,121,000 in the six-month period ended June 30, 2005. This increase is mainly due to two factors. Firstly an increase in commissions paid to the Company's distributors of approximately $877,000 and secondly, commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and Tune Centrals. In addition, the Company spent approximately $423,000 more in marketing and promotional costs in the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004 to support its sales growth.

         FINANCIAL EXPENSE
         -----------------

         Fianacial expense decreased by approximately $111,000, or 54%, from approximately $205,000 in the six-month period ended June 30, 2004 to approximately $94,000 in the six-month period ended June 30, 2005. This decrease is primarily due to the elimination of interest expense on the Company's Jukebox Term Loan which was repaid in March 2004 and the reduction in use of the Company's Line of Credit, offset by interest on the Company's Music Advance Term.

         DEPRECIATION AND AMORTIZATION EXPENSE
         -------------------------------------

         Depreciation and amortization expense decreased by approximately $19,000, or 2%, from approximately $802,000 in the six-month period ended June 30, 2004 to approximately $783,000 in the six-month period ended June 30, 2005.

         FOREIGN EXCHANGE LOSSES
         -----------------------

         The Company experienced a foreign exchange loss of approximately $135,000 during the six-month period ended June 30, 2005 as compared to a foreign exchange loss of approximately $134,000 during the six-month period ended June 30, 2004. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

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

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The following table summarizes selected financial data (amounts in thousands):

                                                  JUNE 30, 2005       December 31, 2004
                                         -----------------------------------------------
Cash and cash equivalents                                  $214                    $781
Total assets                                            $18,090                 $18,563
Total current and non-current                            $1,831                  $1,677
      interest-bearing debt
Stockholders' equity                                     $8,954                 $10,450



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

         The Company has a Line of Credit available from the Bank of $4,000,000. The interest rate on the Line of Credit is the Bank's U.S. base rate plus 1.5%. The Line of Credit is secured by a first charge on the past, present and future assets of the Company and is collateralized by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk and a charge on moveable property in the amount of $ 5,400,000. The Company has negotiated an extension of the Line of Credit to April 30, 2006.

         In January 2004, the Company entered into a Music Advance Term Loan with the Bank for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the Bank's U.S. base rate of the Bank plus 2.00%, representing a rate of 8.50% as at June 30, 2005. The Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000. The Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one to five years.

         During the quarter, the Company obtained a second Music Advance Term Loan for an amount of $2,500,000 for purposes of financing the recoupable advances made to certain music providers for 2005 and 2006. The new Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 1.50%, representing a rate of 8.00% as at June 30, 2005. The Music Advance Term Loan is collateralized by a second charge on movable property in the amount of $3,000,000 and a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk. As at June 30, 2005, $938,000 was outstanding under the line of credit which was refinanced with the Music Advance Term Loan in July, 2005.

         The Music Advance Term Loans are secured by a lien on the past, present and future assets of the Company.

         The Company also had available a term loan facility ("Revolving Credit Term Loan") in an amount of up to an aggregate of $2,000,000. During the quarter, the Company cancelled that Facility.

         The agreements as amended between the Company and the National Bank of Canada governing the Music Advance Term Loans and the Line of Credit contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $7,500,000 and a minimum debt to equity ratio of 1.5 to 1. As at June 30, 2005, the Company satisfied all of its covenants.

         During the quarter, the Company entered into loans to finance the acquisition of vehicles. These loans bear interest at rates between 0% and 2.9%, mature in 2009, and are collaterized by the related property.

         The Company has contractual obligations totaling approximately $2,784,000. These relate to payments due under the Company's long-term debt obligations described above and operating leases. The operating leases are primarily related to office space.

      -----------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD

      -----------------------------------------------------------------------------------------------------------
                                            TOTAL            LESS THAN 1 YEAR(1)         MORE THAN 1 YEAR(2)
      -----------------------------------------------------------------------------------------------------------
      LONG TERM DEBT(3)                        1,831,000                    903,000                      928,000
      -----------------------------------------------------------------------------------------------------------
      OPERATING LEASES                           953,000                    365,000                      588,000
      -----------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              2,784,000                  1,268,000                    1,516,000
      -----------------------------------------------------------------------------------------------------------

      (1) Refers to "less than 1 year" from July 1, 2005.
      (2) Refers to "more than 1 year" from July 1, 2005.
      (3) Refers to the two Music Advance Term Loans.



         Cash Flows

         The following table summarizes the Company's cash flow activity (amounts in thousands):

                                                          THREE-MONTH    SIX-MONTH  Three-month    Six-month
                                                         PERIOD ENDED       PERIOD       period       period
                                                                 JUNE   ENDED JUNE   ended June   ended June
                                                                 2005         2005         2004         2004
                                                       ------------------------------------------------------
Net cash provided by  (used in) operating activities          (1,728)            9          240          833
Net cash used in investing activities                           (404)        (567)         (79)      (1,150)
Net cash provided by  (used in) financing activities              613          (8)          570        1,365


       OPERATING
       ---------


Cash flow from operations has been and is expected to be the Company's primary recurring source of funds. The primary reason for the decrease in cash flow from operations is due to an increase required in working capital to support the Company's sales growth. The Company's revenues consist of jukebox sales revenues, music service revenues and jukebox leasing and financing revenues. The Company expects that there will be competitive pressures on the unit pricing of jukeboxes and has reacted to this by reducing the retail sales price of its jukeboxes to $5,645 in 2005 as compared to $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central, in 2004. Music service revenues have demonstrated consistent growth due to the increase in the Company's installed base of jukeboxes. The Company expects that revenue from jukebox leasing and financing will reduce in 2005 and 2006 as the leases which generate this revenue expire and are not replaced with new leases.

               INVESTING
               ---------

         The purchase of property, plant and equipment during the quarter ended June 30, 2005 decreased from approximately $453,000 in 2004 to approximately $277,000 in 2005.

               FINANCING
               ---------

         For the six-month period ended June 30, 2005 and 2004 the Company repaid long-term debt and notes payable totaling approximately $947,000 and $1,908,000 respectively. Proceeds from long-term debt and notes payable for the six-month period ended June 30, 2005 and June 30, 2004 totaled approximately $938,000 and $3,523,000 respectively.

The Company has available a Line of Credit of up to $4,000,000 which had not been drawn upon as at June 30, 2005. A new Music Advance Term Loan of $2,500,000 was entered into with the Bank during the second quarter 2005.

The Company has filed with the Securities and Exchange Commission a preliminary
Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a preliminary Schedule 14A Proxy Statement soliciting a stockholders vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved by the SEC and are in definitive form, the Company will mail copies of such proxy statement to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction as soon as possible thereafter. The Company expects the cost of acquiring the partial shares, after the proposed reverse stock split, to be approximately $360,000. The Company expects to finance this from its existing financial resources.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - METHODOLOGY
        ----------------------------------------------

         The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on the Company's historical experience and the Company's specific experience with that customer. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

         WARRANTY PROVISION - METHODOLOGY
         --------------------------------

         The Company provides warranties on all jukeboxes sold or leased for a period of 2 to 5 years. Estimated costs for warranties are provided based upon management's best estimate. The adequacy of the warranty provision is reviewed regularly in light of the Company's past experience and expectation of costs to be incurred and adjusted accordingly.

         REVENUE RECOGNITION
         -------------------

         Jukebox sales are recognized when the jukebox is shipped to the customers. The Company further provides for the estimated cost of product warranties as described above. Shipping and handling costs are included in the cost of jukebox revenues and direct operating costs. Revenues generated from music service contracts and operating leases are recognized as the services are performed.

         RISK FACTORS
         ------------

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

WE HAVE HAD LOSSES, AND WE CANNOT ASSURE FUTURE PROFITABILITY.

         We reported net income for fiscal year 2004 and operating losses for fiscal years 2000, 2001, 2002 and 2003 and the six-month period ended June 30, 2005. We cannot be assured that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, acquisition or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

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

         Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in US dollars, but a significant portion of our expenses is incurred outside of the United States. Our principal currency exposure is between Canadian and US dollars, although this exposure is partially mitigated through the entering into forward foreign exchange contracts. The Company has designated its forward exchange contracts as a hedge and accordingly records the derivatives at their fair value on the consolidated balance sheet with the corresponding credit included in other comprehensive income and will be recognized as an adjustment of the hedged expense when the expense will be recorded. We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the US dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OR FAIL TO IMPLEMENT CHANGES TO ADDRESS REPORTABLE CONDITIONS WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY.

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

CURRENCY RATE RISK MANAGEMENT
-----------------------------

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

Currency Rate Risk

         We incur certain operating and manufacturing costs in Canada and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and US dollars. We also enter into forward foreign exchange contracts. The Company has begun to designate its forward foreign exchange contracts as a hedge. These forward exchange contracts do not subject us to risk from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. As at June 30, 2005, the Company had contracted to sell US $2.5 million in exchange for CDN dollars over a period to August 31, 2005 at a weighted average exchange rate of CDN $1.2516 and another US $2.5 million to sell in exchange for Canadian dollars for the period September 1 to November 30, 2005 at a weighted average exchange rate of CDN $1.247. The Company has recorded a foreign currency gain of approximately $97,000 in respect of these contracts in its financial results for the three-month period ended June 30, 2005. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2005 that the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange
Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and weaknesses that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     b. The Company did not file any reports on Form 8-K for the three month period ended June 30, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOUCHTUNES MUSIC CORPORATION


Dated:   August 15, 2005                    By: /s/ John Perrachon
                                                -----------------------
                                                John Perrachon
                                                Chief Executive Officer,
                                                President and Director

Dated:   August 15, 2005                    By: /s/ Matthew Carson
                                                ------------------
                                                Matthew Carson
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

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

    10.4    Company's 2000 Long-Term Incentive Plan. Reference is made to
            Exhibit 4.3 of the Company's Form S-8 filing, filed on July 17,
            2000, which Exhibit is incorporated herein by reference.

   EXHIBIT  DESCRIPTION
   -------  -----------
   NUMBER
   ------
    10.5    Subscription Agreement, dated May 18, 2000, among CDP Capital
            Communications, Sofinov and TouchTunes Digital Jukebox, Inc.
            Reference is made to Exhibit 1 of the Company's From 8-K, filed on
            June 2, 2000, which Exhibit is incorporated herein by reference.

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