Form 10-Q
period 2005-09-30
TOUCHTUNES MUSIC CORP
filed 2005-11-14
CIK 894568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                         For the quarterly period ended September 30, 2005

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ________ to ___________

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

                                (514) 762 -6244
                                ---------------
                         (Registrant's telephone number)


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



State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 14, 2005, 14,827,394 shares of Class A voting common stock were outstanding.

                          TOUCHTUNES MUSIC CORPORATION

                                      INDEX



                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Balance Sheets (unaudited) as at September 30, 2005
         and December 31, 2004.......................................................................        1

         Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited)
         for the three-month and the nine-month periods ended September 30, 2005 and 2004............        3

         Consolidated Statements of Cash Flows (unaudited) for the three-month and the nine-month
         periods ended September 30, 2005 and 2004...................................................        4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk and Supplementary Data...........       20


Item 4.  Controls and Procedures ....................................................................       21



PART II - OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K............................................................       21

Signatures...........................................................................................       22

Certifications.......................................................................................       25

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited financial statements for the quarter ended September 30, 2005 have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity for the quarter then ended, in conformity with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and the notes thereto included in the Annual Report for TouchTunes Music Corporation (the "Company") on Form 10-K/A, for the fiscal year ended December 31, 2004. Note that all dollar amounts set forth in this quarterly report on Form 10-Q are in United States dollars, except where otherwise indicated, and references herein to "dollars" or "$" are to United States dollars and references to "CDN" are to Canadian dollars.


                          TOUCHTUNES MUSIC CORPORATION
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

                           CONSOLIDATED BALANCE SHEETS

      [In U.S. dollars]                                                                AS AT                    AS AT
                                                                          SEPTEMBER 30, 2005        DECEMBER 31, 2004
                                                                                           $                        $
      ---------------------------------------------------------------------------------------------------------------
                                                                                                              (Note*)
      ASSETS (note 5)
      CURRENT
      Cash and cash equivalents                                                      159,156                  780,897
      Trade accounts receivable, net of provision for
      doubtful accounts of $1,201,623 (2004-$1,095,076)                            7,551,776                6,597,194
      Other receivables                                                              363,946                  415,656
      Income taxes receivable                                                         84,505                       --
      Prepaid expenses and deposits                                                1,749,602                1,166,821
      Inventory                                                                    6,006,509                4,284,416
      Investment in sales-type leases                                                 27,916                  619,806
      Derivative asset (note 8)                                                      183,451                       --
      Current discounted receivable                                                  184,128                  125,546
      ---------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                        16,310,989               13,990,336
      ---------------------------------------------------------------------------------------------------------------

      Discounted receivable                                                        1,742,238                1,749,784
      Property, plant and equipment, net                                           1,958,092                2,021,679
      Intangibles                                                                    128,458                  221,669
      Other assets                                                                   637,938                  579,417
      ---------------------------------------------------------------------------------------------------------------
                                                                                  20,777,715               18,562,885
      ===============================================================================================================

                          TOUCHTUNES MUSIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                    [CONT'D]

                                                                            AS AT                  As at
                                                               SEPTEMBER 30, 2005      December 31, 2004
                                                                                $                      $
     ---------------------------------------------------------------------------------------------------
                                                                                                 (Note*)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
     Bank indebtedness                                                  2,534,771                     --
     Accounts payable and accrued liabilities                           8,340,565              6,236,795
     Income taxes payable                                                      --                200,000
     Current portion of long-term debt (note 5)                         1,461,722                849,228
     Notes payable (note 6)                                                    --                482,714
     ---------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                         12,337,058              7,768,737
     ---------------------------------------------------------------------------------------------------

     Long-term debt (note 5)                                              106,367                344,693
     ---------------------------------------------------------------------------------------------------
                                                                       12,443,425              8,113,430
     ---------------------------------------------------------------------------------------------------


     STOCKHOLDERS' EQUITY
     Series A preferred stock, voting and
     participating, $0.001 par value
       Authorized: 15,000,000 shares
       Issued and outstanding: 12,843,960 shares                           12,844                 12,844
     Series B preferred stock, voting and
     participating, $0.001 par value
       Authorized: 10,000,000 shares
       Issued and outstanding: 8,888,889 shares                             8,889                  8,889
     Series C preferred stock, $0.001 par value
       Authorized: 30,000,000 shares
       Issued and outstanding: 25,000,000 shares                           25,000                 25,000
     Class A voting common stock, $0.001 par value
       Authorized: 100,000,000 shares
       Issued and outstanding:  14,827,394 shares                          14,828                 14,828
     Additional paid-in capital                                         9,306,910              9,306,910
     Retained earnings (deficit)
        Net of elimination totaling $82,667,696                        (1,167,632)             1,080,984
     Other comprehensive income                                           133,451                     --
     ---------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                         8,334,290             10,449,455
     ---------------------------------------------------------------------------------------------------
                                                                       20,777,715             18,562,885
     ===================================================================================================


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

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

[IN U.S. DOLLARS]                                      THREE-MONTH        NINE-MONTH      Three-month        Nine-month
                                                      PERIOD ENDED      PERIOD ENDED     period ended      period ended
                                                    SEPTEMBER  30,     SEPTEMBER 30,    September 30,     September 30,
                                                              2005              2005             2004              2004
                                                                 $                 $                $                 $
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Jukebox sales revenues                                   6,776,123        20,303,828        6,079,523        15,616,019
Music service revenues                                   6,271,739        17,146,767        4,410,302        11,872,057
Jukebox leasing and financing revenues                     183,599           800,386          407,767         1,181,181
Gain (loss) on disposal of assets                          (11,713)          (25,244)              --             2,469
Other income                                                    --                --               --         2,431,502
-----------------------------------------------------------------------------------------------------------------------
                                                        13,219,748        38,225,737       10,897,592        31,103,228
-----------------------------------------------------------------------------------------------------------------------
EXPENSES
Cost of jukebox sales revenues                           8,345,864        21,788,791        5,105,536        11,988,482
Cost of music  service  revenues  (exclusive  of
amortization  of $65,320  and  $193,728,  2004 -
$59,751 and $177,309)                                    1,720,314         4,749,015        1,299,282         3,694,915
Sales and marketing                                      1,280,302         5,401,157        1,498,465         3,926,286
Research and development                                   899,457         3,048,977          846,167         2,683,506
Investment tax credits                                          --                --               --           (65,144)
General and administrative                               1,083,375         3,853,934        1,175,441         5,024,478
Financial expenses                                          94,584           188,484           97,887           302,654
Depreciation of property, plant and equipment              340,193           982,967          358,132           970,773
Amortization of intangibles                                 67,015           206,767           97,585           286,562
Foreign exchange losses (gains)                            118,862           254,261          (52,774)           81,267
-----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                     (730,218)       (2,248,616)         471,871         2,209,449
-----------------------------------------------------------------------------------------------------------------------
Income taxes                                                    --                --          188,750           887,750
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         (730,218)       (2,248,616)         283,121         1,321,699
-----------------------------------------------------------------------------------------------------------------------
Unrealized foreign exchange gain on derivative              36,032           133,451               --                --
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE  INCOME (LOSS)                              (694,186)       (2,115,165)         283,121         1,321,699
=======================================================================================================================

PER COMMON STOCK AND COMMON STOCK EQUIVALENTS
Basic and  diluted  net income  (loss) per share
  (note 4)                                                   (0.01)            (0.02)            0.00              0.01
=======================================================================================================================

WEIGHTED  AVERAGE  NUMBER  OF  COMMON  STOCK AND
  COMMON STOCK EQUIVALENTS                              93,359,274        93,359,274       93,359,274        93,359,274
=======================================================================================================================

     SEE ACCOMPANYING NOTES.

                          TOUCHTUNES MUSIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


[In U.S. dollars]                              THREE-MONTH       NINE-MONTH         Three-month           Nine-month
                                              PERIOD ENDED     PERIOD ENDED        period ended         period ended
                                            SEPTEMBER  30,    SEPTEMBER 30,       September 30,        September 30,
                                                      2005             2005                2004                 2004
                                                         $                $                   $                    $
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                $(730,218)     $(2,248,616)           $283,121           $1,321,699

ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
Income taxes                                            --             (683)            188,750              887,750
Non-cash portion of cost of
     music service revenues                          4,214           40,863              35,735              107,205
Depreciation and amortization                      407,207        1,189,734             455,717            1,257,335
Loss on disposal of investment in
sales-type lease                                       384           (7,387)              1,599                2,868
Loss (gain) on disposal of assets                   11,713           31,800                  --               (2,469)

CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
Accounts and other receivables                    (964,357)      (1,086,323)           (546,170)            (804,708)
Discounted receivables                            (116,420)         (51,036)             27,568           (1,903,934)
Prepaid expenses and deposits                     (141,788)        (582,781)             72,639               87,902
Inventory                                       (1,644,207)      (1,722,093)           (957,922)            (994,769)
Accounts payable and accrued
  liabilities                                    1,146,202        2,237,210           1,052,267              985,092
Other assets                                            --              619              22,106               77,949
Proceeds from disposal of investment
  in sales-type leases                               2,729           43,028               8,524               37,998
Investment in sales-type leases                    169,104          556,932             184,471              601,558
Income taxes receivable                            (37,500)        (284,505)                 --                   --
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED IN) BY OPERATING
ACTIVITIES                                      (1,892,937)      (1,883,238)            828,405            1,661,476
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of
  property, plant and equipment                        100            3,600                  --                4,132
Addition to intangibles                            (21,062)        (113,557)            (79,787)            (157,946)
Purchase of property, plant, and
  equipment                                       (413,058)        (791,552)           (157,643)          (1,233,455)
Increase (decrease) in deferred
  charges                                               --         (100,000)                 --                   --
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                 (434,020)      (1,001,509)           (237,430)          (1,387,269)
--------------------------------------------------------------------------------------------------------------------

[In U.S. dollars]                              THREE-MONTH       NINE-MONTH         Three-month           Nine-month
                                              PERIOD ENDED     PERIOD ENDED        period ended         period ended
                                            SEPTEMBER  30,    SEPTEMBER 30,       September 30,        September 30,
                                                      2005             2005                2004                 2004
                                                         $                $                   $                    $
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in bank
  indebtedness                                   2,534,771        2,534,771            (750,000)          (1,000,000)
Proceeds of long-term debt                              --          938,250                                2,000,000
Repayment of long-term debt                       (262,805)        (726,626)           (264,159)          (1,300,044)
Proceeds from notes payable                             --               --             337,276            1,860,195
Repayment of notes payable                              --         (482,714)           (638,812)          (1,511,153)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                     2,271,966        2,256,746          (1,315,695)              48,998
--------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                      (54,983)        (621,741)           (724,720)             323,205
Cash and cash equivalents, beginning
  of period                                        214,139          780,897           1,386,539              338,614
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                           159,156          159,156             661,819              661,819
====================================================================================================================


SUPPLEMENTARY INFORMATION
Interest paid                                       90,066          157,512             201,823             399,174
Income taxes paid                                   37,500          284,505                  --                  --
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

TOUCHTUNES MUSIC CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2005
[In U.S. dollars]

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

The consolidated financial statements at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2005 or any other future periods.

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

3.   WARRANTY PROVISION

The change in the warranty provision recorded in the Company's balance sheet for the relevant periods was as follows:

                                          THREE-MONTH      NINE-MONTH      Three-month         Nine-month
                                         PERIOD ENDED    PERIOD ENDED     period ended       period ended
                                       SEPTEMBER  30,   SEPTEMBER 30,    September 30,      September 30,
                                                 2005            2005             2004               2004
                                                    $               $                $                  $
----------------------------------------------------------------------------------------------------------

Balance at the beginning of the
  period                                      820,709         802,489          643,156            696,784
Charged to cost of jukeboxes                  220,651         503,585          125,444            376,330
Use of provision                             (382,781)       (647,495)        (198,607)          (503,121)
----------------------------------------------------------------------------------------------------------
BALANCE AT THE END OF THE PERIOD              658,579         658,579          569,993            569,993
==========================================================================================================



4.   BASIC AND DILUTED NET LOSS PER SHARE

The calculation of basic and diluted net loss per share for the periods ended September 30 are as follows:


                                         THREE-MONTH        NINE-MONTH       Three-month        Nine-month
                                        PERIOD ENDED      PERIOD ENDED      period ended      period ended
                                      SEPTEMBER  30,     SEPTEMBER 30,     September 30,     September 30,
                                                2005              2005              2004              2004
                                                   $                 $                 $                 $
----------------------------------------------------------------------------------------------------------
Net income (loss)                           (730,218)       (2,248,616)          283,121         1,321,699
----------------------------------------------------------------------------------------------------------
Weighted average common shares and
 common share equivalents outstanding
 used to compute basic and diluted net
 income (loss) per common share           93,359,274        93,359,274        93,359,274        93,359,274
----------------------------------------------------------------------------------------------------------
Basic and diluted net income
  (loss) per common share                      (0.01)            (0.02)             0.00              0.01
----------------------------------------------------------------------------------------------------------

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

The options and warrants to purchase the Company's Common Stock, were not included in the computation of the diluted net loss per share for 2005, as the effect would be anti-dilutive. For 2004, the strike price for outstanding options is above market price and accordingly, was not considered in the calculation of diluted net income per share.

5.   BANK INDEBTEDNESS AND LONG-TERM DEBT

The Company's bank indebtedness consists of an operating line of credit (the "Line of Credit") of $4,000,000 provided by National Bank of Canada ("the Bank"). The collateralization provided to the Bank by the Company on the Line of Credit and the loans described below is in the form of charges on past, present and future assets of the Company. The Line of Credit bears interest at the U.S. base rate of the Bank plus 1.50%, representing a rate of 8.75% as at September 30, 2005 (December 31, 2004 - 7.25%). The Line of Credit is also collateralized by a first charge on moveable property in the amount of $5,400,000 and by a certificate of guarantee issued by Export Development Canada covering 50 percent of the net loss risk. The Company has obtained an extension of the Line of Credit to April 30, 2006.



Long-term debt consists of the following:

                                                  MATURITY PRIOR TO    SEPTEMBER 30, 2005     December 31, 2004
                                                 COVENANT VIOLATION                     $                     $
                                                 --------------------------------------------------------------
Music Advance Term Loans                                  2005-2007             1,421,678             1,193,921
Vehicle loans                                                  2009               146,411                    --
                                                                       ----------------------------------------
Total                                                                           1,568,089             1,193,921
Less:  Current portion                                                          1,461,722               849,228
                                                                       ----------------------------------------
Total                                                                             106,367               344,693
                                                                       ========================================

Long-term debt as at September 30, 2005 consists of two music advance term loan facilities (the "Music Advance Term Loans") with the Bank. The Music Advance Term Loans represent, in aggregate, $4,500,000 ($2,000,000 entered into in January 2004 and $2,500,000 entered into in June 2005) and were obtained for purposes of financing the recoupable advances made to certain music providers. The security provided to the Bank by the Company was in the form of charges on past, present and future assets of the Company. The $2,000,000 Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 2%, representing a rate of 9.25% as at September 30, 2005 (December 31, 2004 - 7.75%). The $2,000,000 Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000. The $2,000,000 Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one year to five years.

The $2,500 000 Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 1.50%, representing a rate of 8.75% as at September 30, 2005. The $2,500 000 Music Advance Term Loan is collateralized by a second charge on movable property in the amount of $3,000,000 and a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk. The $2,500,000 Music Advance Loan is repayable over the term of the respective music agreements financed to a maximum of five years.

The agreement between the Bank and the Company governing the Line of Credit and the Music Advance Loans contain covenants, of which two were not satisfied as at September 30, 2005.

These covenants include a requirement that the Company maintain a minimum net shareholders' equity of $7,500,000, another requiring a maximum debt to equity ratio of 1.50:1.00 ("Debt to Equity Ratio") and a Fixed Charge Coverage Ratio (as defined in the agreement) exceeding 1.00:1.00 to be tested on a quarterly basis as calculated in the Company's last four quarterly cumulative financial statements ("Fixed Charge Coverage Ratio"). As at September 30, 2005 the Company was in violation of the Debt to Equity Ratio and the Fixed Charge Coverage Ratio. Under the agreement with the Bank, the Bank has the right to demand full repayment of the Music Advance Term Loans as well as any funds drawn down on the Line of Credit.

Due to the defaults as at September 30, 2005 the Company has classified approximately $671,000 of long-term debt as current. In November 2005 the Company obtained amendments to certain of the ratios related to the Line of Credit and the Music Advance Term Loans for the December 31, 2005, March 31, 2006 and June 30, 2006 periods. The Company does not expect to meet certain of these covenants, however it expects to successfully obtain waivers at those points in time. In the event that the Company is not able to obtain satisfactory waivers, the Company believes that it would have sufficient resources to repay any amounts demanded by the lenders (see note 11).

In addition the Company has vehicle loans bearing interest between 0% and 2.9%, maturing in 2009, collateralized by the related property.

The principal payments of long-term debt are as follows:


                                                                  $
                                           ------------------------

     2006                                                 1,461,722
     2007                                                    40,810
     2008                                                    41,598
     2009                                                    23,959
                                           ------------------------
     Total                                                1,568,089
                                           ========================


6.   NOTES PAYABLE

In October 2003, the Company entered into a loan facility with a lender under which the Company could borrow up to a maximum of $1,500,000 for purposes of financing the sale of one of the Company's products, Tune Central. These notes were repaid in full during the second quarter of 2005.

7.   STOCK OPTIONS

Options granted under the Plan are exercisable for a period of ten years, except for options granted to stockholders beneficially owning 5% or more of the Company's Common Stock, which are exercisable over a period of five years. On September 30, 2005, an aggregate of 1,988,606 shares of Common Stock were reserved for future issuance under the Plan. The Plan was approved by stockholders on February 8, 2001. On September 17, 2004, the Board of Directors voted unanimously to amend the exercise price on all outstanding stock options issued under the Plan to $0.40 therefore these stock options issued under the Plan will be subject to variable stock option plan accounting.


The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma income (loss) per common share would have been as follows:

                                          THREE-MONTH     NINE-MONTH         Three-month      Nine-month
                                         PERIOD ENDED   PERIOD ENDED        period ended    period ended
                                       SEPTEMBER  30,  SEPTEMBER 30,       September 30,   September 30,
                                                 2005           2005                2004            2004
                                                    $              $                   $               $
                                   --------------------------------------------------------------------------
Net income (loss)                           (730,218)         (2,248,616)            283,121       1,321,699
Pro Forma income (loss)                     (775,753)         (2,406,598)            156,380       1,048,262
Basic and diluted income (loss)
  per share of Common Stock                    (0.01)              (0.02)               0.00            0.01
Pro Forma basic and diluted
  income (loss) per share of
  Common Stock                                 (0.01)              (0.03)               0.00            0.01


The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.


                                             SEPTEMBER 30, 2005      SEPTEMBER 30, 2004
                                         -----------------------------------------------

      Average expected life (years)                        8.00                    8.00
      Risk-free interest rate                              3.83                    4.30
      Volatility                                           96.8                    96.8
      Dividend yield                                       0.00                    0.00




8.   DERIVATE INSTRUMENTS AND CURRENCY RISK

As at September 30, 2005 derivative assets of $183,451 represents the fair market value related to forward foreign exchange contracts maturing at various dates until February 28, 2006 for an amount of $4,500,000 US translated into Canadian dollars at a weighted average rate of 1.21. These instruments were designated as cash flow hedges which were documented as such at their inception in June and August 2005. As at September 30, 2005 $133,000 has been included in other comprehensive income and will be recognized as an adjustment of the hedged expense when the related expense will be recorded.

9.   PROPOSED TRANSACTION

On October 31, 2005, the Company filed with the Securities and Exchange Commission a Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a Schedule 14A Proxy Statement soliciting a stockholders vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. In addition, on October 31, 2005, the Company mailed copies of such proxy statement to all of its stockholders, describing all of the material terms of the Proposed Transaction. The Company has scheduled its Annual General Meeting of stockholders for the years 2003 and 2004 for December 1, 2005 and currently intends to effect the Proposed Transaction as soon as possible thereafter.

10.  LITIGATION

On September 22, 2005 the Company entered into an agreement with SESAC, Inc., an organization representing performance rights for musical composers and authors for the period January 1, 2005 through December 31, 2006.

11. SUBSEQUENT EVENTS

     a) On October 21, 2005 the Company was served with a complaint filed in the United States District Court of Nevada alleging that the Company has infringed a patent. The Company believes it has meritorious defenses against the suit and requesting an award of unspecified damages and an injunction prohibiting further infringements. An estimate of the possible loss, or range of loss, if any, cannot be determined at this time.

     b) In addition to obbtaining amendments to certain debt covenants which were violated as at September 30, 2005, as described in note 5, the Bank has agreed to provide the Company with an increase in the Line of Credit from $4 million to $5.5 million. This increase is subject to final documentation which is currently in process.

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


BACKGROUND AND OVERVIEW

         The Company was a development-stage company until September 1998. Prior to September 1998, the Company's financial resources were used to finance the development of its digital jukeboxes (the "Digital Jukeboxes"), which utilize digitally compressed audio technology to distribute music titles securely through a proprietary distribution network. Revenues since September 1998 have been generated from sales and leases of the Digital Jukeboxes to jukebox operators in the United States, as well as from the music service contracts associated with such sales and leases of the Digital Jukeboxes. As at September 30, 2005, the Company had delivered a total of 13,920 Digital Jukeboxes as compared with 9,745 Digital Jukeboxes delivered as at September 30, 2004. Management intends to continue its development activities in applying its technologies to other music-on-demand products and applications to other industries.

         On November 10, 2005, the Company signed a new agreement with Warner Music Group through December 31, 2007.

         The Company plays over 30 million songs to an estimated audience of approximately 5 million people each month. Management expects the base of installed Digital Jukeboxes to continue to grow, thereby increasing the number of plays and the audience exposure. This growth is expected to establish the Digital Jukeboxes as a significant promotional medium for record labels and their artists.

         Total assets of the Company were approximately $20,778,000 at September 30, 2005, an increase of approximately $2,215,000 from December 31, 2004. This increase was primarily due to an increase in trade receivables of approximately $955,000 due to an overall increase in revenues and specifically the shipment of 650 jukeboxes in September, an increase in inventory of approximately $1,722,000 and an increase in prepaid expenses and deposits of approximately $583,000. The increase in inventories was necessitated by the significant volume growth experienced by the Company. These increases, were in part, offset by a decrease in cash and cash equivalents of $622,000 and a decrease of approximately $592,000 in investment in sales type leases due to collections thereon. Total liabilities of the Company also increased as compared to December 31, 2004, from approximately $8,113,000 to approximately $12,443,000 at September 30, 2005. This is primarily due to an increase in current payables of approximately $2,104,000, borrowings on the Company's new Music Advance Term Loan totaling approximately $938,000 and a new loan for the acquisition of vehicles for an amount of approximately $141,000 as well as an increase in bank indebtedness of $2,535,000 mainly due to increased working capital requirements. This increase is offset by repayments on the Company's Music Advance Term Loans and notes payable totaling approximately $1,225,000.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

The Company recorded a net loss of approximately $730,000 for the three-month ("third quarter 2005") period ended September 30, 2005 as compared to a net profit of approximately $283,000 for the corresponding three-month period ended September 30, 2004 ("third quarter 2004").

For the third quarter 2005 comprehensive loss was approximately $694,000, the difference between the net loss and the comprehensive loss was attributable to a foreign exchange gain on a derivative of approximately $36,000.


         Revenues
         --------

         Revenues from the sale of Digital Jukeboxes increased by approximately $696,000 from approximately $6,080,000 for the third quarter 2004 to approximately $6,776,000 for the third quarter 2005. For competitive purposes the Company has significantly reduced the retail selling price of its Digital Jukeboxes, including Tune Central, to an average of $4,995 as compared to the comparative 2004 retail selling price of $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central. As a result of this, the Company has incurred negative margins of the sales of Digital Jukeboxes. The Company shipped 1,450 Digital Jukeboxes in the third quarter of 2005 as compared to 846 for the third quarter of 2004. The increase in revenues from the sale of Digital Jukeboxes is attributable to the increased unit sales offset by the impact of the aforementioned retail price reduction.

         Music service revenues grew to approximately $6,272,000 for the third quarter 2005 as compared with approximately $4,410,000 for the second quarter 2004. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generates recurring music service revenues.

         Digital Jukebox leasing and financing revenues decreased to approximately $184,000 for the third quarter 2005 as compared to $408,000 for the third quarter 2004. This decrease is attributable to a reduction in leasing and financing revenues on Digital Jukeboxes and Tune Centrals as many of the Digital Jukeboxes leases reach the expiration of their term and Tune Central leases are bought out by customers.


         Cost of Jukebox Sales Revenues
         ------------------------------

         The cost of jukebox sales revenues increased by approximately $3,240,000, or 61%, from approximately $5,106,000 in the third quarter 2004 to approximately $8,346,000 during the third quarter 2005. The increase in cost of jukebox sales revenues is due to an increase in the number of Digital Jukeboxes and Tune Centrals sold in the period as compared to the third quarter 2004.


         Cost of Music Service Revenues
         ------------------------------

         The cost of music service revenues increased by approximately $421,000 or 32%, from approximately $1,299,000 for the three-month period ended September 30, 2004 to approximately $1,720,000 for the three-month period ended September 30, 2005. The increase in the number of Digital Jukeboxes and Tune Centrals sold has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.


         General and Administrative Expenses
         -----------------------------------

         General and administrative expenses decreased by approximately $92,000 or 8%, from approximately $1,175,000 in the third quarter 2004 to approximately $1,083,000 in the third quarter 2005. This decrease is principally attributable to a reduction of bad debt expenses attributable to improved collections on accounts receivable and an increase in the recording of interest revenue on the amount receivable from Ecast Inc.. These decreases were in part offset by higher staff related costs to support increased sales growth.

         Research and Development Expenses
         ---------------------------------

         Research and development expenses increased by approximately $55,000, or 6%, from approximately $846,000 in the third quarter 2004 to approximately $899,000 in the third quarter 2005. This increase in research and development expenses is due to higher staff-related costs and related expenditures in connection with the ongoing development and design of new products.


         Sales and Marketing Expenses
         ----------------------------

         Sales and marketing expenses decreased by approximately $218,000, or 15%, from approximately $1,498,000 in the third quarter 2004 to approximately $1,280,000 in the third quarter 2005. This decrease is mainly due to a decrease of approximately $640,000 in commissions paid by the Company as a result of the retail price reductions implemented in the third quarter of 2005 and is in part offset by higher staff related costs and commissions paid to the Company's sales personnel of approximately $209,000 and higher sales personnel expenses of approximately $224,000.


         Financial Expense
         -----------------

         Financial expense decreased by approximately $3,000, or 2%, from approximately $98,000 in the third quarter 2004 to approximately $95,000 in the third quarter 2005. This decrease is primarily due to the elimination of interest expense on the Company's Tune Central Financing Loan which was repaid in June 2005 offset by an increase in interest paid on the Company's Line of Credit.


         Depreciation and Amortization Expense
         -------------------------------------

         Depreciation and amortization expense decreased by approximately $49,000, or 11%, from approximately $456,000 in the third quarter 2004 to approximately $407,000 in the third quarter 2005.

         Foreign Exchange Losses
         -----------------------

         The Company experienced a foreign exchange loss of approximately $119,000 during the third quarter 2005 as compared to a foreign exchange gain of approximately $53,000 during the third quarter of 2004. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.


RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

The Company recorded a net loss of approximately $2,249,000 for the nine-month period ended September 30, 2005 as compared to a net profit of approximately $2,209,000 for the corresponding nine-month period ended September 30, 2004 .

For the nine-month period ended September 30, 2005 comprehensive loss was approximately $2,215,000 which was attributable to a foreign exchange gain on a derivative of approximately $133,000.

         Revenues
         --------

         Revenues from the sale of Digital Jukeboxes increased by approximately $4,688,000 from approximately $15,616,000 for the nine month period ended September 30, 2004 to approximately $20,304,000 for the corresponding nine-month period ended September 30, 2005. For competitive purposes the Company has reduced the retail selling price of its Digital Jukeboxes, including Tune Central, to an average of $4,995 as compared to the comparative 2004 retail selling price of $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central. As a result of this, the Company has incurred negative margins on the sale of Digital Jukeboxes. The Company shipped 3,802 Digital Jukeboxes in the nine-month period ended September 30, 2005 as compared to 2,101 for the nine-month period ended June 30, 2004. The increase in revenues from the sale of Digital Jukeboxes is attributable to the increased unit sales offset by the impact of the aforementioned retail price reduction.

         Music service revenues grew to approximately $17,147,000 for the nine-month period ended September 30, 2005 as compared with approximately $11,872,000 for the nine-month period ended September 30, 2004. This increase in music service revenues resulted from an increase in the total number of Digital Jukeboxes and the installation of Tune Centrals on the Company's network, which generate recurring music service revenues.

         Digital Jukebox leasing and financing revenues decreased to approximately $800,000 for the nine-month period ended September 30, 2005 as compared to $1,181,000 for the nine-month period ended September 30, 2004. This decrease is attributable to a reduction in leasing and financing revenues on Digital Jukeboxes and Tune Centrals as many of the Digital Jukebox leases reach the expiration of their term and Tune Central leases are bought out by customers.


         Cost of Jukebox Sales Revenues
         ------------------------------

         The cost of jukebox sales revenues increased by approximately $9,800,000, or 82%, from approximately $11,989,000 in the nine-month period ended September 30, 2004 to approximately $21,789,000 during the nine-month period ended September 30, 2005. The increase in cost of jukebox sales revenues is due to an increase in the number of Digital Jukeboxes and Tune Centrals sold in the period as compared to the nine-month period ended September 30, 2004.


         Cost of Music Service Revenues
         ------------------------------

         The cost of music service revenues increased by approximately $1,054,000 or 29%, from approximately $3,695,000 for the nine-month period ended September 30, 2004 to approximately $4,749,000 for the nine-month period ended September 30, 2005. The increase in the number of Digital Jukeboxes and Tune Centrals sold has resulted in an increase in the number of plays on the Company's network, thereby resulting in an increase in the royalties paid to music labels and publishers.


         General and Administrative Expenses
         -----------------------------------

         General and administrative expenses decreased by approximately $1,170,000 or 23%, from approximately $5,024,000 in the nine-month period ended September 30, 2004 to approximately $3,854,000 in the nine-month period ended September 30, 2005. This decrease is principally attributable to legal costs of $705,000 charged in the second quarter 2004 relating to the settlement in April 2004 of litigation with Ecast, Inc.. In addition, there has been a decrease in professional fees and the recording of interest revenue on the amount receivable from Ecast, Inc. . These decreases were in part offset by higher staff-related costs to support increased sales growth and higher costs relating to the Company's privatization bid.

         Research and Development Expenses
         ---------------------------------

         Research and development expenses increased by approximately $365,000, or 14%, from approximately $2,684,000 in the nine-month period ended September 30, 2004 to approximately

$3,049,000 in the nine-month period ended September 30, 2005. This increase in research and development expenses is due to higher staff-related costs and related expenditures in connection with the ongoing development and design of new products.


         Sales and Marketing Expenses
         ----------------------------

         Sales and marketing expenses increased by approximately $1,475,000, or 38%, from approximately $3,926,000 in the nine-month period ended September 30, 2004 to approximately $5,401,000 in the nine-month period ended September 30, 2005. This increase is mainly due an increase in commissions paid to the Company's salespeople as a result of the overall increase in unit sales of Digital Jukeboxes and Tune Centrals as well as increases in marketing and promotional costs in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 to support its sales growth.


         Financial Expense
         -----------------

         Financial expense decreased by approximately $115,000, or 38%, from approximately $303,000 in the nine-month period ended September 30, 2004 to approximately $188,000 in the nine-month period ended September 30, 2005. This decrease is primarily due to the elimination of interest expense on the Company's Jukebox Term Loan which was repaid in March 2004 and the reduction in use of the Company's Line of Credit, offset by interest incurred on the Company's Music Advance Term Loans.


         Depreciation and Amortization Expense
         -------------------------------------

         Depreciation and amortization expense decreased by approximately $67,000, or 5%, from approximately $1,257,000 in the nine-month period ended September 30, 2004 to approximately $1,190,000 in the nine-month period ended September 30, 2005.

         Foreign Exchange Losses
         -----------------------

         The Company experienced a foreign exchange loss of approximately $254,000 during the nine-month period ended September 30, 2005 as compared to a foreign exchange loss of approximately $81,000 during the nine-month period ended September 30, 2004. Foreign exchange gains or losses result from the Company paying certain expenditures in currencies other than the United States dollar. The main foreign currency in which the Company's wholly-owned subsidiary, TouchTunes Digital Jukebox, Inc., transacts is the Canadian dollar.

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

         Liquidity and Capital Resources
         -------------------------------

         The following table summarizes selected financial data (amounts in thousands):

                                             SEPTEMBER 30, 2005       December 31, 2004
                                         -----------------------------------------------

Cash and cash equivalents                                   159                     781
Total assets                                             20,778                  18,563
Total current and non-current
      interest-bearing debt                               4,103                   1,677
Stockholders' equity                                      8,334                  10,449



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

         The Company has a Line of Credit available from the Bank of $4,000,000. The interest rate on the Line of Credit is the Bank's U.S. base rate plus 1.5%. The Line of Credit is secured by a first charge on the past, present and future assets of the Company and is collateralized by a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk and a charge on moveable property in the amount of $ 5,400,000. The Company has negotiated an extension of the Line of Credit to April 30, 2006. In addition, the Bank has agreed to provide the Company with an increase in the Line of Credit from $4 million to $5.5 million. This increase is subject to final documentation which is currently in process.

         In January 2004, the Company entered into a Music Advance Term Loan with the Bank for an aggregate $2,000,000 for purposes of financing the recoupable advances made to certain music providers. The Term Loan bears interest at the Bank's U.S. base rate of the Bank plus 2.00%, representing a rate of 9.25% as at September 30, 2005. The Music Advance Term Loan is also collateralized by a certificate of guarantee issued by La Financiere du Quebec covering 50% of the net loss risk and a charge on moveable property in the amount of $ 2,400,000. The Music Advance Term Loan is repayable over the term of the respective music agreements financed, ranging from one to five years.

         During 2005, the Company obtained a second Music Advance Term Loan for an amount of $2,500,000 for purposes of financing the recoupable advances made to certain music providers for 2005 and 2006. The new Music Advance Term Loan bears interest at the U.S. base rate of the Bank plus 1.50%, representing a rate of 8.75% as at September 30, 2005. This Music Advance Term Loan is collateralized by a second charge on movable property in the amount of $3,000,000 and a certificate of guarantee issued by Export Development Canada covering 50% of the net loss risk.

         The Music Advance Term Loans are secured by a lien on the past, present and future assets of the Company.


         The agreements between the Company and the National Bank of Canada governing the Music Advance Term Loans and the Line of Credit contain financial covenants including requirements that the Company maintains a minimum net stockholders' equity, as defined in the agreement, of $7,500,000, a maximum debt to equity ratio of 1.5 to 1 ("Debt to Equity Ratio") and a Fixed Charge Coverage Ratio (as defined in the agreement) exceeding 1:00:1.00 to be tested on a quarterly basis as calculated in the Company last four cumulative financial statements ("Fixed Charge Coverage Ratio"). As at September 30, 2005, the Company was in violation of the Debt to Equity Ratio and the Fixed Charge Coverage Ratio.

Under the agreement with the Bank, the Bank has the right to demand full repayment of the Music Advance Term Loans as well as any funds drawn down on the Line of Credit. In November 2005 the Company obtained amendments to certain of the ratios related to the Line of Credit and the Music Advance Term Loans for the December 31, 2005, March 31, 2006 and June 30, 2006 periods. The Company does not expect to meet certain of these covenants, however it expects to successfully obtain waivers at those points in time. In the event that the Company is not able to obtain satisfactory waivers, the Company believes that it would have sufficient resources to repay any amounts demanded by the lenders. In November 2005 the Bank agreed to increase the Line of Credit from $4,000,000 to $5,500,000. Due to the defaults as at September 30, 2005 the Company has classified approximately $671,000 of long-term debt as current.

         During the second quarter of 2005, the Company entered into loans to finance the acquisition of vehicles. These loans bear interest at rates between 0% and 2.9%, mature in 2009, and are collaterized by the related property.

         The Company has contractual obligations totaling approximately $2,400,000 These relate to payments due under the Company's long-term debt obligations described above and operating leases. The operating leases are primarily related to office space.


      -----------------------------------------------------------------------------------------------------------
                                                            PAYMENTS DUE BY PERIOD
      -----------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                  TOTAL             LESS THAN 1 YEAR(1)         MORE THAN 1 YEAR(2)
      -----------------------------------------------------------------------------------------------------------
      LONG TERM DEBT(3)                        1,568,000                  1,462,000                      106,000
      -----------------------------------------------------------------------------------------------------------
      OPERATING LEASES                           832,000                    331,000                      501,000
      -----------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH
      OBLIGATIONS                              2,400,000                  1,793,000                      607,000
      ===========================================================================================================

      (1) Refers to "less than 1 year" from October 1, 2005.
      (2) Refers to "more than 1 year" from October 1, 2005.
      (3) Refers to the two Music Advance Term Loans



         Cash Flows

         The following table summarizes the Company's cash flow activity (amounts in thousands):


                                                         THREE-MONTH    NINE-MONTH    Three-month     Nine-month
                                                        PERIOD ENDED  PERIOD ENDED   period ended   period ended
                                                       SEPTEMBER 30, SEPTEMBER 30,  September 30,  September 30,
                                                                2005          2005           2004           2004
                                                                   $             $              $              $
                                                       ---------------------------------------------------------

Net cash provided by  (used in) operating activities           (1,893)      (1,883)           828         1,661
Net cash used in investing activities                            (419)        (987)          (237)       (1,387)
Net cash provided by  (used in) financing activities            2,257        2,248         (1,316)           49



         Operating
         ---------

Cash flow from operations has been and is expected to be the Company's primary recurring source of funds. The primary reason for the decrease in cash flow from operations is due to losses incurred during the first nine months of 2005 and an increase required in working capital to support the Company's sales growth. The Company's revenues consist of jukebox sales revenues, music service revenues and jukebox leasing and financing revenues. The Company expects that there will be competitive pressures on the unit pricing of jukeboxes and has reacted to this by reducing the retail sales price of its jukeboxes, including Tune Central in 2005 to an average of $4,995.00 as compared to the comparative 2004 retail price of $7,990 for a Rhapsody model and $7,685 for a Maestro model, including Tune Central. Music service revenues have demonstrated consistent growth due to the increase in the Company's installed base of jukeboxes. The Company expects that revenue from jukebox leasing and financing will continue to reduce in 2005 and 2006 as the leases which generate this revenue expire and are not replaced with new leases.

         Investing
         ---------

         The purchase of property, plant and equipment during the quarter ended September 30, 2005 decreased from approximately $237,000 in 2004 to approximately $419,000 in 2005.


         Financing
         ---------

         For the nine-month period ended September 30, 2005 and 2004 the Company repaid long-term debt and notes payable totaling approximately $742,000 and $1,300,000 respectively. Proceeds from long-term debt and notes payable for the nine-month period ended September 30, 2005 and September 30, 2004 totaled approximately $938,000 and $3,860,000 respectively.

The Company has available a Line of Credit of up to $5,500,000 upon which it had drawn approximately 2,535,000.

On October 31, 2005 the Company filed with the Securities and Exchange Commission a Schedule 13E-3 Transaction Statement with respect to a going private transaction (the "Proposed Transaction") and a Schedule 14A Proxy Statement soliciting a stockholders vote on the Proposed Transaction. In connection with the Proposed Transaction, the Company intends to effect a reverse stock split of Common Stock at a ratio of one to 2,000. In addition, on October 31, 2005 the Company mailed copies of such proxy statement to all of its stockholders, describing all of the material terms of the Proposed Transaction, and currently intends to effect the Proposed Transaction. The Company has scheduled its Annual General meeting of Stockholders for December 1, 2005 and currently intends to effect the Proposed Transactions as soon as possible thereafter. The Company expects the cost of acquiring the fractional shares resulting from the reverse stock split contemplated by the Proposed Transaction, to be approximately $400,000. The Company expects to finance this from its existing financial resources.


SUMMARY OF CRITICAL ACCOUNTING POLICIES

         Allowance for Doubtful Accounts - Methodology
         ---------------------------------------------

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


WE HAVE HAD LOSSES, AND WE CANNOT ASSURE FUTURE PROFITABILITY.

         We reported net income for fiscal year 2004 and operating losses for fiscal years 2000, 2001, 2002 and 2003 and for the nine-month period ended September 30, 2005. We cannot be assured that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, acquisition or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

         Our credit facilities contain certain covenants and financial tests that limit the way we conduct business. Our credit facilities also contain various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, make investments and other restricted payments, make capital expenditures and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facilities, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition. As at September 30, 2005 the Company was in violation of the Debt to Equity Ratio and the Fixed Charge Coverage Ratio as disclosed in notes 5 and 11 of the unaudited interim consolidated financial statements.

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

Currency Rate Risk

         We incur certain operating and manufacturing costs in Canada and are subject to market risks resulting from fluctuations in foreign currency exchange rates. Our principal currency exposure is between Canadian and US dollars. We also enter into forward foreign exchange contracts. The Company began to designate its forward foreign exchange contracts as a hedge. These forward exchange contracts do not subject us to risks from exchange rate movements because gains and losses on the contracts offset losses and gains on the transactions being hedged. As at September 30, 2005, the Company had contracted to sell US $2.5 million in exchange for CDN dollars over a period to November 30, 2005 at a weighted average exchange rate of CDN $1.247 and another US $2 million to sell in exchange for Canadian dollars for the period December 7, 2005 to February 28, 2006 at a weighted average exchange rate of CDN $1.1668. The Company has recorded a foreign currency gain of approximately $183,000 in respect of these contracts in its financial results for the three-month period ended September 30, 2005. These contracts are entered into with a major financial institution as counterparty. The Company is exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. The company does not require collateral or other security to support these contracts. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2005 that the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange
Act) are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors, or any corrective actions with regard to significant deficiencies and weaknesses that could significantly affect these controls subsequent to the date of their evaluation.



                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed on the Index of Exhibits of this quarterly report are included in this filing or incorporated herein by reference to other filings, as specified in the Index of Exhibits.

     b. The Company did not file any reports on Form 8-K for the three month period ended September 30, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOUCHTUNES MUSIC CORPORATION



Dated:   November 14, 2005       By: /s/ John Perrachon
                                    --------------------
                                 John Perrachon
                                 Chief Executive Officer, President and Director


Dated:   November 14, 2005       By: /s/ Matthew Carson
                                    --------------------
                                 Matthew Carson
                                 Vice President Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT     DESCRIPTION
NUMBER
--------    -----------

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

EXHIBIT     DESCRIPTION
NUMBER
--------    -----------

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